Form 10-Q
period 2000-09-30
HARBOR GLOBAL CO LTD
filed 2000-11-13
CIK 1116616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                          COMMISSION FILE NO. 0-30889

                            ------------------------

                           HARBOR GLOBAL COMPANY LTD.
            (exact name of registrant as specified in its charter)

                            ------------------------



                  BERMUDA                          52-2256071
    (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

              60 STATE STREET
                16TH FLOOR                         02109-1820
           BOSTON, MASSACHUSETTS                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                            ------------------------

                                 (617) 422-4804
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

                                   NO CHANGES
   (Former name, former address and former fiscal year, if changes since last report)

                            ------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]*

     As of October 24, 2000, the Registrant had 5,643,311 common shares, par value $.0025 per share, issued and outstanding.

*The Registrant has been subject to such filing requirements since August 28, 2000. Since August 28, 2000, the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                     September 30,            December 31,
                                                                                         2000                     1999
                                                                                    -------------            -------------
ASSETS
Cash and Cash Equivalents...............................................                 $ 29,215                 $  5,177
Restricted Cash.........................................................                      370                      880
Timber Inventory........................................................                    2,135                    2,482
Other Current Assets....................................................                    5,368                    3,938
Net Current Assets of Discontinued Operations...........................                       --                    6,004
                                                                                         --------                 --------
Total Current Assets....................................................                   37,088                   18,481

Long Term Restricted Cash...............................................                    6,800                       --
Goodwill................................................................                    1,310                    1,524
Venture Capital Investments.............................................                   41,775                   51,093
Long-term Investments...................................................                    8,925                    6,712
Building................................................................                   24,058                   24,559
Timber Equipment........................................................                   10,482                   12,566
Other Long-term Assets..................................................                    2,634                    2,687
Notes Receivable........................................................                   10,271                       --
Net Noncurrent Assets of Discontinued Operations                                               --                    1,329
                                                                                         --------                 --------
Total Assets............................................................                 $143,343                 $118,951
                                                                                         ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable........................................................                 $  1,773                 $  2,628
Accrued Expenses........................................................                    5,462                    5,902
Current Portion of Notes Payable........................................                       --                    1,240
                                                                                         --------                 --------
Total Current Liabilities...............................................                    7,235                    9,770

Amounts Due to Affiliates...............................................                       --                  102,019
Long-term Escrow Liability                                                                  1,800                       --
Notes Payable, Net of Current Portion...................................                    5,000                    3,720
                                                                                         --------                 --------
Total Liabilities.......................................................                   14,035                  115,509
                                                                                         --------                 --------

Minority Interest.......................................................                   56,922                   61,632
                                                                                         --------                 --------
SHAREHOLDERS' EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000
 shares; 5,643,311 shares issued and outstanding as of October 24, 2000                        14
 (See Note 10)..........................................................

Preferred shares, par value $.01 per share; authorized 1,000,000
 shares; none issued....................................................                       --                       --

Parent Company Deficit..................................................                       --                  (58,190)
Paid-in Capital.........................................................                   72,372
                                                                                         --------                 --------
Total Liabilities and Shareholders' Equity                                               $143,343                 $118,951
                                                                                         ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                Three months          Nine months
                                                                                   Ended                 Ended
                                                                               September 30,         September 30,
                                                                                ------------          ------------
                                                                                2000       1999       2000       1999
                                                                             -------   --------   --------   --------
Revenues:
  Timber Sales............................................................  $  3,908   $  5,223   $  9,233   $  9,499
  Real Estate Rental Revenue..............................................     2,510      2,169      6,556      7,519
  Other...................................................................     1,020        726      2,439      2,696
                                                                             -------   --------   --------   --------
          Total Revenues..................................................     7,438      8,118     18,228     19,714
                                                                             -------   --------   --------   --------

Operating Expenses:
  Timber Cost of Goods Sold...............................................   ( 4,088)   ( 5,728)   (10,066)   (10,189)
  Salary and Benefit Expenses.............................................   ( 1,133)      (650)   ( 2,537)   ( 2,090)
  Facility Expenses.......................................................   (   362)      (374)   ( 1,021)   ( 1,156)
  Building and Property Management Expenses...............................   (   698)      (706)   ( 1,714)   ( 1,965)
  Other Expenses..........................................................   ( 3,719)   ( 1,683)   ( 7,507)   ( 5,535)
  Write-down of Natural Resource Projects.................................        --    (   685)        --    (   685)
  Allocation of Costs from Former Parent..................................   ( 3,093)   ( 2,711)   ( 7,796)   ( 8,993)
                                                                             -------   --------   --------   --------
          Total Operating Expenses........................................   (13,093)   (12,537)   (30,641)   (30,613)
                                                                             -------   --------   --------   --------

          Operating Loss..................................................   ( 5,655)   ( 4,419)   (12,413)   (10,899)
                                                                             -------   --------   --------   --------

Other Income (Expense):
  Unrealized and Realized Gains (Losses) on Securities....................     6,510        178      8,594        590
  Write-down of Venture Capital Investments Projects......................   ( 8,781)        --    ( 8,781)        --
  Interest Expense........................................................   (   220)   (   220)   (   470)   (   445)
                                                                             -------   --------   --------   --------
          Total Other Net Expense.........................................   ( 2,491)   (    42)   (   657)   (   145)
                                                                             -------   --------   --------   --------

          Loss from Continuing Operations before Provision for Income
           Taxes and Minority Interest....................................   ( 8,146)   ( 4,461)   (13,070)   (10,754)
                                                                             -------   --------   --------   --------

Provision for Income Taxes................................................   ( 2,854)   (   274)   ( 3,449)   ( 1,249)

          Loss from Continuing Operations before Minority
            Interest......................................................   (11,000)   ( 4,735)   (16,519)   (12,003)
                                                                             -------   --------   --------   --------
Minority Interest.........................................................     5,933        100      5,659         72
                                                                             -------   --------   --------   --------

          Net Loss from Continuing Operations before
            Cumulative Effect of a Change in Accounting
            Principle.....................................................   ( 5,067)   ( 4,635)   (10,860)   (11,931)
                                                                             -------   --------   --------   --------
Net Income (Loss) from Discontinued Operations............................        19    (    42)     1,345    ( 1,710)
Cumulative Effect of Change in Accounting Principle.......................        --         --         --    (11,371)
                                                                             -------   --------   --------   --------

          Net Loss........................................................   $(5,048)  $ (4,677)  $ (9,515)  $(25,012)
                                                                             =======   ========   ========   ========

Basic and Diluted Net Loss Per Share......................................
Continuing Operations.....................................................    ($0.89)     (0.82)     (1.92)     (2.11)
Discontinued Operations...................................................        --      (0.01)      0.23      (0.30)
Cumulative Effect of Change in Accounting Principle                               --         --         --      (2.02)
Total Basic and Diluted Net Loss Per share................................     (0.89)     (0.83)     (1.69)     (4.43)
                                                                             =======   ========   ========   ========

Weighted Average Basic and Diluted Shares Outstanding.....................     5,643      5,643      5,643      5,643
                                                                             =======   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                      ------------------
                                                                                                          2000             1999
                                                                                                       -------          -------
Cash Flows from Operating Activities:
  Net Loss...................................................................................         $ (9,515)        $(25,012)
  Net Income (Loss) from Discontinued Operations...............................................            1,345          ( 1,710)
  Cumulative Effect of Change in Accounting Principle........................................               --          (11,371)
                                                                                                     ---------        ---------

        Net Loss from Continuing Operations..................................................         $(10,860)        $(11,931)
  Adjustments to Reconcile Net Loss to Net Cash Used in
    Operating Activities --
    Depreciation and Amortization............................................................            2,701            3,977
    Unrealized and Realized (Gains) Losses on Venture
      Capital, Marketable Securities, and Long-term
      Investments, Net.......................................................................              187             (590)
    Provision on Other Investments...........................................................               --               61
    Restricted Stock Plan Expense............................................................               --                5
    Minority Interest........................................................................           (5,659)              72
  Changes in Operating Assets and Liabilities --
    Other Receivables........................................................................               --            1,626
    Timber Inventory.........................................................................              347           (1,441)
    Other Current Assets.....................................................................           (1,431)           1,180
    Other Long-term Assets...................................................................              752            2,199
    Accrued Income Taxes.....................................................................               --           (1,247)
    Accrued Expenses and Accounts Payable....................................................           (1,666)           5,519
                                                                                                     ---------        ---------

        Total Adjustments and Changes in Operating Assets
          and Liabilities....................................................................           (4,769)          11,361
                                                                                                     ---------        ---------

        Net Cash Used in Continuing Operating Activities.....................................          (15,629)            (636)
                                                                                                     ---------        ---------

        Net Cash Provided by (Used in) Discontinued
          Operations.........................................................................            8,678           (3,952)
                                                                                                     ---------        ---------

Cash Flows from Investing Activities:
  Deferred Timber Development Costs..........................................................               --             (952)
  Net Cash Flow from Other Investing Activities................................................              254             (455)
  Purchase of Timber Equipment...............................................................             (317)          (1,915)
  Purchase of Long-term Investments..........................................................           (3,889)            (111)
  Proceeds from Sale of Long-term Investments................................................           10,270              644
                                                                                                     ---------        ---------

        Net Cash Provided By (Used in) Investing Activities.                                             6,318           (2,789)
                                                                                                     ---------        ---------

Cash Flows from Financing Activities:
  Capital Contributions......................................................................           (1,178)           6,625
  Payment from (to) Affiliates, Net..........................................................            9,868             (174)
  Amounts Invested by Limited Partners of Venture Capital
    Subsidiary...............................................................................              950            1,220
  Repayments of Notes Payable................................................................           (4,960)          (1,076)

  Distribution from Former Parent Company                                                               19,111               --
  Reclassification of Restricted Cash........................................................              880              586
                                                                                                     ---------        ---------

        Net Cash Provided by Financing Activities............................................           24,671            7,181
                                                                                                     ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents.........................................           24,038             (196)
                                                                                                     ---------        ---------

Cash and Cash Equivalents, Beginning of Period...............................................            5,177            5,473
                                                                                                     ---------        ---------

Cash and Cash Equivalents, End of Period.....................................................         $ 29,215         $  5,277
                                                                                                     =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
             As of and for the Nine Months Ended September 30, 2000

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Prior to October 24, 2000, Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer"). On May 14, 2000, Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"), entered into a merger agreement under which a wholly owned subsidiary of UniCredito would merge with and into Pioneer (the "Merger Agreement"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer agreed to transfer some of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Before September 30, 2000, Pioneer transferred to Harbor Global substantially all of the assets required to be transferred pursuant to the Merger Agreement and the Distribution Agreement, and on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

The consolidated financial statements include condensed consolidated historical amounts for Harbor Global at September 30, 2000, as adjusted to reflect the effect of capital contributions made by Pioneer to Harbor Global before the distribution date, as well as the distribution, as if the distribution had been completed by September 29, 2000.

The Company's assets primarily consist of: Russian real estate management and investment management operations; Polish venture capital investment and management operations; Polish real estate management operations; timber harvesting and sales in Russia; gold exploration operations in Russia; approximately $26.2 million in cash, of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations; approximately $2.2 million of liabilities related to certain compensation liabilities payable to current employees of Harbor Global or its subsidiaries, or Calypso Management LLC ("Calypso Management"), which has been engaged to manage and ultimately liquidate the Company's assets; and a non-interest-bearing promissory note with a face value of $13.8 million, payable to Pioneer Goldfields II Limited, a wholly owned subsidiary of the Company.


BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements included in this report contain all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company's businesses. The historical consolidated financial statements include allocations of certain Pioneer expenses relating to the Company's businesses that were transferred to the Company from Pioneer. All material intercompany transactions and balances between the Company's businesses have been eliminated.

Historically, certain costs were incurred on the Company's behalf by Pioneer. These costs relate to shared activities, such as executive, legal, finance, human resources and information technology support. The shared activities costs are allocated to all Pioneer business units and the Company based upon estimated time spent and the actual compensation costs of the departments performing shared activities. Additionally, certain other costs that are directly attributable to the operations of the Company, such as salary and benefits costs of Pioneer employees who have worked exclusively for the Company, and other direct costs, including travel, entertainment, and political risk insurance, are allocated to the Company. The cost of the shared services charged to the

Company is not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these shared functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of an independent public company. Management expects that the cost of these services will be reduced in subsequent periods.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax expenses will be borne by its shareholders.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto which are contained in the Company's Registration Statement on Form 10/A (File No. 0-30889), filed with the Securities and Exchange Commission on August 28, 2000.

The consolidated financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity, and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the Company's wholly owned and majority-owned subsidiaries and certain partnerships that it controls. The Company has consolidated the financial statements of Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. in which the Company's ownership interests are 7.2% and 9.2%, respectively. Control is defined by several factors, including, but not limited to, the fact that the Company is the general partner of both Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P., the general partner has absolute and unilateral authority to make investment decisions, the limited partners may not remove the general partner and the general partner has absolute and unilateral authority to declare, or not to declare, distributions of partnership income to the partners.

TIMBER EQUIPMENT

Timber equipment and facilities consist of a jetty, logging equipment and building and housing units. These costs are principally depreciated on a units-of-production basis, which anticipates recovery over 5 to 20 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. In the event of retirement or other disposition of a fixed asset, the cost of the asset and the related accumulated depreciation or amortization amount are removed from the accounts and any resulting gain or loss is reflected in earnings. During the quarter ended September 30, 2000, management reduced the annual units-of-production to be used for depreciation of assets from approximately 383,000 m3 to 275,000 m3 in order to more closely approximate the above stated recovery rates.


LONG-TERM INVESTMENTS

Long-term investments consist of Russian investments of Open Joint-Stock Company "Pioneer First Investment Fund"("Pioneer First Investment Fund"). These securities are carried at cost with adjustments made for any other-than-temporary impairment in value until such time as the breadth and scope of the Russian securities markets develop to certain quantifiable levels. The carrying value of these securities was approximately $8.9 million and $6.7 million at September 30, 2000 and December 31, 1999, respectively.

CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 1999, the Company adopted SOP 98-5. This standard requires that entities expense costs of start-up activities as those costs are incurred. The Company previously capitalized certain pre-operating costs in connection with its natural resource operations and certain organizational costs associated with its financial services operations. In the first quarter of 1999, the Company recorded the cumulative effect of a change in accounting principle and wrote off unamortized capitalized start-up costs, net of tax, of approximately $11.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. Management believes the impact of SFAS No. 133 will not be material to the financial statements of the Company. The Company will be required to adopt SFAS No. 133 for the period beginning January 1, 2001.

(3) SHAREHOLDERS' EQUITY

On August 15, 2000, the Company effected a four-for-one share split which altered its authorized share capital from 12,000,000 common shares, par value $.01 per share, to 48,000,000 common shares, par value $.0025 per share. As of the date of this report, 5,643,311 common shares are issued and outstanding. All common share and per share data in the accompanying financial statements reflect the share split. The Company's authorized share capital also includes 1,000,000 preferred shares, par value $.01 per share, none of which have been issued.

(4) LOSS PER SHARE

The loss per share has been computed assuming that the 5,643,311 common shares of the Company distributed to Pioneer stockholders on October 24, 2000 in connection with the Spin-off were outstanding for all periods presented.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share calculation:


                                                                         Three months ended                   Nine months ended
                                                                           September 30,                         September 30,
                                                                            ------------                         ------------
                                                                        2000              1999             2000              1999
                                                                     -------           -------          -------           -------
                                                                 (SHARE AND DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Loss........................................................     $(5,048)          $(4,677)         $(9,515)         $(25,012)
Weighted Average Shares.........................................       5,643             5,643            5,643             5,643
                                                                    --------          --------         --------          --------
Continuing Operations...........................................       (0.89)            (0.82)           (1.92)            (2.11)
Discontinued Operations........................................           --             (0.01)            0.23             (0.30)
Cumulative Effect of Change in Accounting Principle.............
                                                                          --                --               --             (2.02)
Basic and Diluted Loss Per Share................................     $ (0.89)          $ (0.83)         $ (1.69)         $  (4.43)
                                                                    ========          ========          =======          ========

The Company had no share options or other common share equivalents outstanding during the periods presented.

(5) CONCENTRATION OF RISK

The Company's operations are concentrated in Russia and Poland. Additionally, the Company's timber project sells its timber primarily in the Asian markets. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in these foreign countries.

Because Harbor Global is a Bermuda limited duration company, Harbor Global's Russian real estate and investment management operations and its timber business are no longer eligible for political risk insurance coverage previously provided by the Overseas Private Investment Corporation ("OPIC"). The Company is pursuing other options for obtaining political risk insurance.

(6) NOTES PAYABLE

In September 2000, the Company's wholly owned subsidiary, Closed Joint-Stock Company "Forest-Starma" ("Forest Starma"), repaid a $4,340,000 note guaranteed by OPIC. Notes payable of $5 million at September 30, 2000 represent that portion of proceeds received by Pioneer in connection with the sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited ("Ashanti"). In connection with the merger with Unicredito, Pioneer contributed all proceeds from the sale of its gold mining operation, including $5 million in cash, $13.8 million in a non-interest bearing promissory note and the right to receive payments of up to $5 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it will return to Pioneer the lesser of $5 million or the proceeds received by Pioneer Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement.

(7) AMOUNTS DUE TO AFFILIATES

The Company had approximately $111.9 million and $105.0 million of amounts due to affiliates at September 30, 2000 and September 30, 1999, respectively. These amounts primarily consisted of costs paid for services and costs that arose when Pioneer issued payments on behalf of the Company, as well as advances made in connection with the construction of the timber project. These amounts were contributed to paid-in capital by Pioneer as part of the Distribution Agreement.

(8) COMMITMENTS

The Company has committed to contribute up to $5,700,000 for Class B shares of the Pioneer Polish Real Estate Fund as and when required as a result of investments made by the Fund. Approximately $285,000 had been contributed as of September 30, 2000.

On October 16, 1996, Pioneer Omega, Inc. ("Pioneer Omega") and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioneer First Russia, Inc. ("Pioneer First Russia"). Under this agreement, from October 2000 to October 2004, upon written notice to Pioneer Omega, the IFC will have the right to cause Pioneer Omega to purchase all of the IFC's shares of Pioneer First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioneer Omega will have the right to buy all of the IFC's shares of Pioneer First Russia common stock. Effective August 21, 2000, Pioneer Omega, Inc. was converted into Pioglobal Omega, L.L.C. ("PioGlobal Omega").

Harbor Global assumed responsibility for making payments to certain employees of Calypso Management or Harbor Global or its subsidiaries who were officers or employees of Pioneer or its subsidiaries and who, as a result of the merger, are entitled to receive payments from Pioneer upon termination of their employment with Pioneer. The Company also agreed to satisfy any retention payment obligations between Pioneer and certain expatriate employees who are employed by PIOGlobal Corporation, a wholly owned subsidiary of Harbor Global. In addition, under an administration and liquidation agreement, Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, following the second anniversary of the distribution date.

Harbor Global expects that these payments, including Mr. Kasnet's $1.8 million signing and retention bonus, will aggregate approximately $3.6 million. Harbor Global paid $1.4 million of these obligations on October 24, 2000.

(9) DISCONTINUED OPERATIONS

Pioneer First Russia's wholly-owned subsidiaries, Closed Joint-Stock Company "Pioneer Securities" and UKS Securities Limited ("UKS Securities"), previously traded in various Russian securities on behalf of customers and, to a lesser extent, on their own account. In 1999, the decision was made by Pioneer First Russia's management to close the operations of these two companies after all transfers of customers' positions were complete. No loss was realized in connection with the closure. In August 2000, the Company completed the liquidation of UKS Securities.

In the third quarter of 1998, Pioneer First Russia decided to liquidate its Russian bank, Pioneer Bank. The 1998 loss included a provision of approximately $3,600,000 for costs and certain losses associated with liquidating the bank. In December 1998, Pioneer First Russia sold its stock in the bank to an unrelated third party. In June, 2000, the Company received an insurance claim in the amount of approximately $1 million related to the final liquidation.

Accordingly, the operating results for the Russian brokerage and banking operations have been segregated from the results of continuing operations and are reported separately on the consolidated statements of operations for all periods presented.


(10) SUBSEQUENT EVENTS

On October 24, 2000, Pioneer distributed all of the outstanding shares of Harbor Global to its stockholders, and Pioneer stockholders became entitled to receive one Harbor Global common share for every five shares of Pioneer common stock held on that date.

On October 30, 2000 and November 2, 2000, Closed Joint-Stock Company "Pioneer First" Company For The Management of Investment Funds ("Pioneer First"), on behalf of Pioneer First Investment Fund, executed definitive agreements to sell the Fund's largest portfolio position, GAZ Auto Plant ("GAZ"), to two buyers. Pioneer First Investment Fund agreed to sell its 4% stake in GAZ for $14.5 million for a pre-tax gain of $12.7 million. Harbor Global retains a 51% stake in Pioneer First Investment Fund and, as a result, will report a pre-tax gain of approximately $6.5 million in the fourth quarter of 2000. Subject to successful completion of share re-registration in Russia, the sales transactions are expected to close by the third week of November.

On November 2, 2000 the board of directors of Harbor Global approved the adoption of the Harbor Global Company Ltd. Non-employee Director Share Plan in accordance with the approval obtained from Pioneer, the Company's sole shareholder, on October 23, 2000. Pursuant to the plan, on each anniversary of October 24, 2000, the date Harbor Global common shares were distributed to Pioneer stockholders, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director's future services as a director. The plan became effective upon adoption by the board and will terminate upon the earlier of (i) October 24, 2005, (ii) the grant of all of the common shares reserved for issuance under the plan, or (iii) the termination of the plan by the board in accordance with the terms of the plan.

(11) FINANCIAL INFORMATION BY BUSINESS SEGMENT

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company presents its segment information for continuing operations using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions.

The following details selected financial information by business segment and geographic region (dollars in thousands):

                              SEGMENT DISCLOSURES


                                                                     Russian
                                                                   Real Estate
                                                                    Management
                                                                       and        Polish     Polish
                                                                    Investment    Venture     Real
                                                                    Management    Capital    Estate  Timber     Other      Total
                                                                    ----------   --------  --------  --------  --------  ---------
Nine Months Ended Sept 30, 2000
-------------------------------
Net Revenues and Sales..........................................      $ 6,787     $   852   $ 1,356   $  9,233   $    --   $ 18,228
                                                                      -------     -------   -------   --------   -------   --------

Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest.............................        6,906      (9,918)   (3,032)    (6,421)     (605)   (13,070)

Provision for Income Taxes......................................       (3,433)        (16)       --         --        --     (3,449)

Minority Interest (Expense) Income..............................       (3,154)      8,813        --         --        --      5,659

Net (Loss) Income from Continuing
Operations......................................................      $   319     $(1,121)  $(3,032)  $ (6,421)  $  (605)  $(10,860)
                                                                      =======     =======   =======   ========   =======   ========

Depreciation and Amortization...................................      $   579     $    10   $    76   $  2,036   $    --   $  2,701
                                                                      =======     =======   =======   ========   =======   ========

Interest Expense................................................      $    --     $    --   $     2   $    468   $    --   $    470
                                                                      =======     =======   =======   ========   =======   ========

Total Assets....................................................      $45,364     $43,165   $ 1,372   $ 16,523   $36,919   $143,343
                                                                      =======     =======   =======   ========   =======   ========

                                                                     Russian
                                                                   Real Estate
                                                                    Management
                                                                       and        Polish     Polish
                                                                    Investment    Venture     Real
                                                                    Management    Capital    Estate  Timber     Other      Total
                                                                    ----------   --------  --------  --------  --------  ---------
Nine Months Ended Sept 30, 1999
-------------------------------
Net Revenues and Sales..........................................      $ 7,916     $   991   $ 1,078   $  9,499   $   230   $ 19,714
                                                                      -------     -------   -------   --------   -------   --------

Income (Loss) from Continuing Operations before Provision for
Income Taxes and Minority Interest..............................        1,181        (959)   (3,399)    (5,778)   (1,799)   (10,754)

Provision for Income Taxes......................................       (1,180)        (15)      (69)        --        --     (1,264)

Minority Interest (Expense) Income....................................   (448)        520        --         --        --         72

Net (Loss) Income from Continuing
Operations before Change in Accounting Principle................         (447)       (454)   (3,468)    (5,778)   (1,799)   (11,946)

Change in Accounting Principle.................................       $  (297)    $  (382)  $    --   $(10,692)  $    --   $(11,371)
                                                                      =======     =======   =======   ========   =======   ========

Net (Loss) Income from Continuing
Operations.....................................................       $  (744)    $  (836)  $(3,468)  $(16,470)  $(1,799)  $(23,317)
                                                                      =======     =======   =======   ========   =======   ========

Depreciation and Amortization..................................       $ 1,085     $    10   $    95   $  2,787   $    --   $  3,977
                                                                      =======     =======   =======   ========   =======   ========

Interest Expense................................................      $    --     $    --   $    --   $    445   $    --   $    445
                                                                      =======     =======   =======   ========   =======   ========

Total Assets....................................................      $37,737     $49,999   $ 1,099   $ 37,743   $ 2,169   $128,747
                                                                      =======     =======   =======   ========   =======   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a Bermuda limited duration company organized in May 2000 to: (i) receive various businesses and assets previously owned or operated by Pioneer;
(ii) liquidate its assets in a timely fashion on economically advantageous terms; (iii) operate its assets as going concern businesses until they are liquidated; and (iv) after satisfying its liabilities, distribute any remaining proceeds to its shareholders. The Company's memorandum of association provides that the liquidation of its assets must be completed no later than the earlier of the fifth anniversary of the Spin-off or the distribution by the Company of its assets to its shareholders. If the Company has not liquidated all of its assets before the fifth anniversary of the Spin-off, the Company's board of directors may authorize the Company to continue to operate its assets for up to three additional one year periods.

The consolidated financial statements of Harbor Global include its real estate management and investment management operations, in Russia, Polish venture capital investment and management operations, Polish real estate management operations, timber harvesting and sales operations in Russia, and gold exploration operations in Russia.

RESULTS OF OPERATIONS

Consolidated Operations. The Company reported third quarter, 2000 and third quarter, 1999 net losses of $5.1 million and $4.7 million, respectively. Revenues from continuing operations were $7.4 million in the third quarter of 2000 compared to $8.1 million in the third quarter of 1999.

For the nine months ended September 30, 2000, Harbor Global reported a net loss of $9.5 million, consisting of a loss from continuing operations of $10.9 million and income from discontinued operations of $1.3 million. For the same period in 1999, Harbor Global reported a net loss of $25.1 million, consisting of a loss from continuing operations of $12.0 million, a loss from discontinued operations of $1.7 million and the cumulative effect of a change in accounting principle to write-off capitalized start-up costs of $11.4 million. Revenues from continuing operations were $18.2 million for the first nine months of 2000 compared to $19.7 million for the same period in 1999.

The following table details revenues and net income (loss) by business segment for the three months and nine months ended September 30, 2000 and September 30, 1999, respectively.

                        REVENUES AND NET INCOME OR LOSS
                             (DOLLARS IN MILLIONS)

                                                    NET INCOME                       NET INCOME
                                     REVENUES         (LOSS)         REVENUES          (LOSS)
                                    ----------      ----------      ----------       ----------
                                   THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                       ENDED           ENDED           ENDED           ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                   ------------    -------------   ------------    -------------
BUSINESS SEGMENT                    2000   1999    2000    1999     2000   1999    2000     1999
----------------                    ----   ----    ----    ----     ----   ----    ----     ----
Russian Real Estate Management
 and Investment Management......   $ 2.7  $ 2.2   $ 0.4   $(0.7)   $ 6.8  $ 7.9  $  0.3   $ (0.4)

Polish Venture Capital..........     0.4    0.4    (1.0)   (0.1)     0.8    1.0    (1.1)    (0.5)
Polish Real Estate..............     0.4    0.3    (1.3)   (1.3)     1.4    1.1    (3.0)    (3.5)
Timber..........................     3.9    5.2    (2.6)   (2.5)     9.2    9.5    (6.4)    (5.8)
Other...........................      --     --    (0.5)     --       --    0.2    (0.6)    (1.8)
                                   -----  -----           -----           -----  ------   ------
Total from continuing
 operations before accounting
 change.........................   $ 7.4  $ 8.1   $(5.1)  $(4.6)   $18.2  $19.7  $(10.8)  $(12.0)
                                   -----  -----           -----           -----  ------   ------


Income (Loss) from Discontinued
 operations.....................      --     --     0.0    (0.0)      --     --     1.4    ( 1.7)
                                   -----  -----           -----           -----  ------   ------

Cumulative effect of change in
 accounting principle (start-up
Costs)..........................
                                      --     --      --      --       --     --      --    (11.4)
                                   -----  -----   -----   -----    -----  -----  ------   ------

           Totals...............   $ 7.4  $ 8.1   $(5.1)  $(4.6)   $18.2  $19.7  $( 9.4)  $(25.1)
                                   -----  -----   -----   -----    -----  -----  ------   ------

Russian Real Estate Management and Investment Management. Harbor Global's Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, which owns an approximately 82% interest in Pioneer First Russia. Pioneer First Russia in turn operates Pioneer First, an investment management company, and Closed Joint-Stock Company "Pioneer Services", a stockholder services company, that provide their services almost exclusively to Pioneer First Investment Fund.

Pioglobal Omega indirectly holds an approximately 51% interest in Pioneer First Investment Fund, which is managed by Pioneer First. Pioneer First Investment Fund owns a commercial building in Moscow and holds investments in real estate and other Russian industries.

The Russian real estate management and investment management operations reported net income of $0.4 million for the third quarter 2000; an increase of $1.1 million compared with losses of $0.7 million reported in the third quarter of 1999. The increase was attributable principally to the $1.1 million gain on the sale of one portfolio position, net of minority interest, taxes and applicable expenses. During the nine months ended September 30, 2000, the Russian real estate management and investment management business reported net income of $0.3 million, an increase of $0.7 million compared with the corresponding period in 1999. The increases were attributable, in part, to gains of approximately $2.1 million on the sale of several of Pioneer First Investment Fund's portfolio holdings, offset partially by a $0.5 million decrease in rental revenues for the Meridian Commercial Tower and a $0.6 million increase in corporate expense allocations.

Pioneer First Investment Fund's assets consist of cash and cash equivalents, real estate holdings, securities (both liquid and illiquid) and other miscellaneous assets. The carrying value of the securities held by Pioneer First Investment Fund at September 30, 2000 was $8.9 million. The value of these securities (based on market quotations, if available) was approximately $23.1 million. In recent years Russia has undergone substantial political, economic and social change, and as a result, the Russian securities markets are volatile and are strongly influenced by global trends and trends that influence emerging markets. In addition, the Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. As a result, the Company recognizes gains or losses on its income statement only when the securities are sold. In the view of management of the Company and Pioneer First Investment Fund, many of the market quotations do not accurately reflect the value that would be realized upon a current sale.

During the third quarter of 2000, Pioneer First Russia acquired 100% of Closed Joint Stock Company "Credit Suisse Asset Management A.O.", a management company for a Russian unit fund with assets under management of approximately $2.5 million. Management expects to consolidate this entity with Pioneer First by year end.


Polish Venture Capital. Harbor Global's Polish venture capital operations are based in Warsaw, Poland and consist of a minority limited partnership interest and a 59.5% general partnership interest in the Pioneer Poland Fund, a $60 million pooled investment fund. The fund closed in 1995 and is managed by an indirect wholly owned subsidiary of Harbor Global through a sub-advisory relationship with another indirect wholly owned subsidiary of Harbor Global based in Warsaw, Poland.

In the third quarter of 2000, the venture capital business reported losses of $1.0 million compared with $0.1 million in the third quarter of 1999. For the nine months ended September 30, 2000, the venture capital business reported losses of $1.1 million compared with $0.5 million in the corresponding period of 1999. The net loss increase of $0.9 million and $0.7 million, respectively over the same periods in 1999, was attributable principally to the $9.8 million write-down of two portfolio positions in the third quarter. The Company reported a loss, net of minority interest, of $0.8 million associated with these write-downs.

At September 30, 2000, the Pioneer Poland Fund had approximately $60.6 million in committed capital, of which approximately $49.9 million has been invested in 10 privately held Polish companies.


Polish Real Estate. Harbor Global's Polish real estate investment and management operations are conducted by PREA, L.L.C. ("PREA"), formerly Pioneer Real Estate Advisors, Inc. PREA is based in Boston and conducts its local operations through a wholly owned subsidiary in Warsaw, Poland and a representative office in Moscow, Russia. PREA provides real estate investment opportunities in Poland to institutional investors through a pooled investment fund, the Pioneer Polish Real Estate Fund, and property management services in Warsaw and Moscow.

The Polish real estate business reported losses of $1.3 million in the third quarters of both 2000 and 1999. Losses for the nine months ended 2000 and 1999 were $3.0 million and $3.5 million, respectively. The reduction in losses in 2000 reflects the closing of the Pioneer Polish Real Estate Fund in the fourth quarter of 1999, which has generated $0.5 million of management fee revenue for the nine months ended September 30, 2000. Losses during the nine months ended September 30, 2000 include $0.3 million of non-recurring salary and legal costs associated with the establishment of the Pioneer Polish Real Estate Fund.

The Pioneer Polish Real Estate Fund was created to invest in a diversified portfolio of commercial real estate in Poland and has committed capital of $33.5 million. PREA has committed to invest $5.7 million in the Pioneer Polish Real Estate Fund, and other Polish and non-United States institutional investors have committed to invest $27.8 million. As of September 30, 2000, PREA had invested approximately $0.29 million in the Pioneer Polish Real Estate Fund, and the other investors had invested a total of $1.57 million. Currently, none of the Polish Real Estate Fund's committed capital has been invested.


Timber. The results of the timber business are substantially attributable to the operations of Forest-Starma. Forest-Starma, which harvests timber in the Khabarovsk Territory of Russia, has developed a modern logging camp, including a jetty from which it exports timber to markets in the Pacific Rim.

In the third quarter of 2000, the timber business lost $2.6 million compared to a loss of $2.5 million in the third quarter of 1999. For the nine months ended September 30, 2000, the timber business lost $6.4 million compared to a loss of $5.8 million in the corresponding period of 1999. The higher losses were attributable, in part, to a $0.7 million reduction in the carrying value of value-added tax receivables and spare parts inventories.

Production during the three and nine months ended September 30, 2000 was approximately 70,000 and 194,000 cubic meters, respectively, a decrease of 3% and 16%, respectively, compared with corresponding periods in 1999. The production decrease occurred primarily in the second quarter as a result of unusually adverse weather conditions. As a result of this production and associated inventory decrease, Forest-Starma shipped approximately 90,000 cubic meters in the third quarter of 2000, a decrease of 45,000 cubic meters compared with the third quarter of 1999. The average realized price of timber during the three months ended September 30, 2000 and 1999 was $43 per cubic meter and $39 per cubic meter, respectively. During the nine months ended September 30, 2000, Forest-Starma shipped approximately 197,000 cubic meters at an average realized price of $47 per cubic meter compared with 234,000 cubic meters and $41 per cubic meter, respectively, during the first nine months of 1999. Forest-Starma currently sells all of its timber production through its marketing and sales agent, Rayonier, Inc.

Production costs for the three months ended September 30, 2000 were approximately $51 per cubic meter, a decrease of $7 per cubic meter compared with the third quarter of 1999. Production costs during the three months ended September 30, 2000 and 1999 included $10 per cubic meter for depreciation and amortization. Production costs were $53 and $52 per cubic meter for the respective nine months ended September 30, 2000 and 1999, including $12 and $10 per cubic meter of depreciation and amortization, respectively.

In September 2000, Forest-Starma repaid its remaining third party debt to OPIC of $4.3 million.


LIQUIDITY AND CAPITAL RESOURCES

Liquid assets consisting of cash and marketable securities were $29.2 million as of September 30, 2000. This represents a $24.0 million increase from the 1999 fiscal year end. The Company received approximately $26.2 million, including $7.2 million of restricted cash, in connection with the Spin-off and pursuant to the Distribution Agreement. This cash will be used to manage the administration and liquidation of Harbor Global's assets, provide funds for certain of the Company's operating subsidiaries, and to discharge certain other obligations. Any other cash is generally held by its wholly or majority owned subsidiaries, and accordingly, is not readily available for general corporate purposes.

FUTURE OPERATING RESULTS

From time to time, management may make forward-looking statements in this Quarterly Report, in other documents filed with the Securities and Exchange Commission (including those documents incorporated by reference), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about plans or strategies for global businesses, anticipated revenue growth, anticipated expenses, liquidity and capital resources, and expectations about market conditions. Forward-looking statements can be identified by the words "may", "believes", "anticipates", "plans", "expects", "estimates", and other similar expressions. Forward-looking statements contained herein are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. Readers are cautioned that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Described below are some of the important factors that could affect revenues or results of operations.

The Company has several operations and investments outside of the U.S., including the timber operations in the Russian Far East and the real estate and financial services operations in Moscow, Russia. The Company also conducts venture capital and real estate operations in Poland. Many factors unique to these foreign locations can have negative effects on operations and investments there. Some of these factors are exchange controls, currency fluctuations, taxation, political and economic instability, ineffective regulatory oversight and laws or policies of the particular countries in which the Company has operations. The Company cannot guarantee that it will be able to obtain permits, authorizations, regulatory approvals or agreements to implement plans at its foreign projects in a manner or within time frames that make these plans economically feasible. Also, it is unknown whether applicable laws or the governing political authorities in the relevant locations will change unfavorably or whether any such changes could cost material amounts of money or effort.

The commercial feasibility of Forest-Starma depends on a number of factors that are not within the control of the Company, including the price of timber, weather conditions, political stability in Russia and the strength of the Japanese and Korean economies, which are the primary markets for Forest-Starma's timber.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and the market price paid for timber.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia and Poland. The functional currency of its Russian operations is the United States dollar, while the functional currency of its Polish operations is the local currency. All of these operations have some costs denominated in the local currency, which acts as a natural hedge to the revenues denominated in local currencies.

In addition, Harbor Global conducts timber operations in Russia. The prices it receives for its timber products are denominated in United States dollars. However, as most of the timber produced is sold to the Asian markets, the United States dollar prices have been influenced by changes in the foreign currency exchange rates. The revenues of this business are also subject to changes in the market price paid for timber.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

Based on appraisal and discount study reports, the Company estimates that for United States federal income tax purposes, the Harbor Global common shares had a value of $5.00 per share on October 24, 2000. The estimated value reflects, among other things, a discount for illiquidity. This estimate of value is not binding on the Internal Revenue Service, which may assert a different and possibly higher value for the Harbor Global common shares. The value estimated for tax purposes is not necessarily indicative of the price at which Harbor Global common shares may be sold.

On October 26, 2000, the Company entered into an agreement with Fanueil Hall Marketplace, Inc. for the lease of 3, 497 square feet of office space. Annual rent under the lease agreement is $160,862.04. The term of the lease is 5 years and 16 days, beginning on November 15, 2000.

On November 2, 2000 the board of directors of Harbor Global approved the adoption of the Harbor Global Company Ltd. Non-employee Director Share Plan in accordance with the approval obtained from Pioneer, the Company's sole shareholder, on October 23, 2000. Pursuant to the plan, on each anniversary of October 24, 2000, the date Harbor Global common shares were distributed to Pioneer stockholders, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director's future services as a director. The plan became effective upon adoption by the board and will terminate upon the earlier of (i) October 24, 2005, (ii) the grant of all of the common shares reserved for issuance under the plan, or (iii) the termination of the plan by the board in accordance with the terms of the plan.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

Exhibit 2.1* Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd., and Harbor Global II Ltd.

Exhibit  3.1**  Memorandum of Association of Harbor Global Company Ltd.

Exhibit  3.2**  Bye-Laws of Harbor Global Company Ltd.

Exhibit  4.1*** Specimen Common Share Certificate

Exhibit 10.1*** Harbor Global Company Ltd. Non-employee Director Share Plan

Exhibit 10.2*** Log Sales Contract No. 09-01-00 dated as of August 31, 2000 by and between Rayonier Inc. and Closed Joint-Stock Company "Forest-Starma"

Exhibit 10.3*** Letter Agreement dated as of August 31, 2000 by and between
                Rayonier Inc. and Closed Joint-Stock Company "Forest-Starma"

Exhibit 27***   Finacial Data Schedule

* Incorporated by reference to Harbor Global's Registration Statement on
  Form 10/A (File No. 0-30889) filed with the Securities and Exchange Commission on August 8, 2000).

**Incorporated by reference to Harbor Global's Registration Statement on Form 10 (File No. 0-30889) filed with the Securities and Exchange Commission on June 26, 2000.

***Filed herewith.

  (b) Reports filed on Form 8-K:  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000

                                      HARBOR GLOBAL COMPANY LTD.

                                        /s/ Donald H. Hunter
                               --------------------------------------
                                           Donald H. Hunter
                                      Chief Operating Officer
                                      Chief Financial Officer


                          (Duly authorized officer and principal financial
                           and accounting officer)

EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
--------                                -----------

Exhibit 2.1* Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd., and Harbor Global II Ltd.

Exhibit  3.1**  Memorandum of Association of Harbor Global Company Ltd.

Exhibit  3.2**  Bye-Laws of Harbor Global Company Ltd.

Exhibit  4.1*** Specimen Common Share Certificate

Exhibit 10.1*** Harbor Global Company Ltd. Non-employee Director Share Plan

Exhibit 10.2*** Log Sales Contract No. 09-01-00 dated as of August 31, 2000 by and between Rayonier Inc. and Closed Joint-Stock Company "Forest-Starma"

Exhibit 10.3*** Letter Agreement dated as of August 31, 2000 by and between
                Rayonier Inc. and Closed Joint-Stock Company "Forest-Starma"

Exhibit 27***   Finacial Data Schedule

* Incorporated by reference to Harbor Global's Registration Statement on Form 10/A (File No. 0-30889) filed with the Securities and Exchange Commission on August 8, 2000).

**  Incorporated by reference to Harbor Global's Registration Statement on
    Form 10 (File No. 0-30889) filed with the Securities and Exchange Commission on June 26, 2000.

*** Filed herewith.