Form 10-K405
period 2000-12-31
HARBOR GLOBAL CO LTD
filed 2001-03-28
CIK 1116616

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

                               ----------------

            [X]Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year ended December 31, 2000

                                      or

          [_]Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the Transition Period from     to

                       Commission File Number 000-30889

                               ----------------

                          Harbor Global Company Ltd.
            (Exact Name of Registrant as Specified in its Charter)

                               ----------------

                Bermuda                               52-2256071
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                               ----------------

                         One Faneuil Hall Marketplace
                          Boston, Massachusetts 02109
                                (617) 878-1600
  (Address, including Zip Code, and Telephone Number, including Area Code, of
                         Principal Executive Offices)

                               ----------------

   Securities registered pursuant to Section 12(g) of the Act: Common Shares, par value $.0025 per share.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2001, the aggregate market value of the Registrant's common shares held by non-affiliates was $37,863,398.13.

   As of March 1, 2001, the Registrant had 5,643,311 common shares, par value $.0025 per share, issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

                                   OVERVIEW

   Prior to October 24, 2000, Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer"). On May 14, 2000, Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"), entered into a merger agreement under which a wholly owned subsidiary of UniCredito would merge with and into Pioneer (the "Merger Agreement"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the Merger Agreement and the Distribution Agreement and, on October 24, 2000, distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

   Harbor Global owns and operates all of its assets through a direct majority-owned subsidiary, Harbor Global II Ltd. Harbor Global owns 99% of the share capital of Harbor Global II, and HGC Ltd., a wholly owned subsidiary of Harbor Global, owns the remaining 1% of the share capital of Harbor Global II. Some of Harbor Global's assets are held directly by Harbor Global II, and some assets are held indirectly by Harbor Global II through HGCL Ltd., a wholly owned subsidiary of Harbor Global II. Each of Harbor Global II, HGCL and HGC are Bermuda limited duration companies and, under their memorandums of association, each will liquidate concurrently with the liquidation of Harbor Global.

   At December 31, 2000, Harbor Global's assets consisted primarily of the following businesses and assets:

  .  Russian real estate management and investment management operations

  .  Polish venture capital investment and management operations

  .  Polish real estate management operations

  .  Russian timber operations

  .  Other:

    --gold exploration operations in Russia

    --approximately $31.5 million in cash and cash equivalents, including restricted cash

    --a non-interest bearing promissory note with a face value of $13.8 million, payable to Pioneer Goldfields II Limited, a wholly owned subsidiary of the Company

   Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms. Harbor Global will continue to operate its assets as going concern businesses until they are liquidated. Harbor Global's memorandum of association provides that the liquidation of its assets must be completed upon the earlier of the fifth anniversary of the date of the distribution of Harbor Global common shares to its shareholders or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before the fifth anniversary of the distribution date, the Harbor Global board of directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one year periods.

   Stephen G. Kasnet is the President and Chief Executive Officer, and Donald
H. Hunter is the Chief Operating Officer and Chief Financial Officer of Harbor Global. Mr. Kasnet was formerly the President, and

Mr. Hunter was formerly the Chief Operating Officer and Senior Vice President, of Pioneer Global Investments, a division of Pioneer. As officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all of the businesses that are now owned or operated by Harbor Global. Prior to the distribution, Harbor Global entered into an administration and liquidation agreement with Calypso Management LLC ("Calypso Management") under which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global's assets as going concern businesses pending their liquidation. Calypso Management is owned and operated by Mr. Kasnet and Mr. Hunter. Mr. Kasnet is the President and Chief Executive Officer and Mr. Hunter is the Chief Operating Officer, Chief Financial Officer and Treasurer of Calypso Management.

   Because Harbor Global's assets are a diverse range of businesses and are generally located in countries in which successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. In order to induce Mr. Kasnet and Mr. Hunter to become officers of Harbor Global and manage its liquidation, Harbor Global determined that Mr. Kasnet and Mr. Hunter would receive a portion of net proceeds distributed in connection with the liquidation. Calypso Management was created, in large part, to provide a vehicle for Mr. Kasnet and Mr. Hunter to allocate the incentive compensation they receive among themselves and other employees of Calypso Management who provide valuable assistance in connection with the administration and liquidation of Harbor Global's assets and to establish an independent business that could be owned by Mr. Kasnet and Mr. Hunter and continue in existence after the liquidation of Harbor Global. Harbor Global will pay the operating expenses of Calypso Management and, in general, as compensation for Calypso Management's services, Harbor Global will pay Calypso Management up to 10% of the net proceeds distributed from the liquidation of Harbor Global's assets. Harbor Global does not believe that the terms of the administrative and liquidation agreement negotiated with Calypso Management are more favorable than the terms, if any, on which Harbor Global could have negotiated a similar arrangement with an unaffiliated third party.

   Harbor Global conducts business in countries outside of the United States, primarily in Russia and Poland. In the year ended December 31, 2000, nearly all of Harbor Global's revenues were derived from operations outside of the United States. Harbor Global's businesses and assets are described below, together with the principal strategies that Harbor Global currently intends to employ to sell or liquidate its assets.

      RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT OPERATIONS

   Ownership Structure. Harbor Global's Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, L.L.C. (formerly, Pioneer Omega, Inc.) ("Pioglobal Omega"). Pioglobal Omega owns an approximately 82% interest in Pioneer First Russia, Inc. ("Pioneer First Russia"), a Delaware Corporation, and the International Finance Corporation, a member of the World Bank Group, owns an approximately 18% interest in Pioneer First Russia. Pioneer First Russia, in turn, operates through two wholly owned subsidiaries, Closed Joint-Stock Company "Pioneer First", an investment management company ("Pioneer First"), and Closed Joint-Stock Company "Pioneer Services", a stockholder services company ("Pioneer Services"). Both Pioneer First and Pioneer Services are Russian joint stock companies. In addition, Pioglobal Omega, through its two wholly owned Delaware subsidiaries, Luscinia, L.L.C. (formerly, Luscinia, Inc.) and Theta Enterprises, L.L.C. (formerly, Theta Enterprises, Inc.), holds an approximately 52% interest in Open Joint-Stock Company "Pioneer First Investment Fund" ("Pioneer First Investment Fund"), a Russian joint-stock company managed by Pioneer First. Currently, approximately two million Russian stockholders hold the remaining approximately 48% interest in Pioneer First Investment Fund.

   Pioneer First Investment Fund. Pioneer First Investment Fund invests directly in real estate and, to a lesser extent, securities of Russian companies. A significant portion of the assets of Pioneer First Investment Fund consists of its ownership of the Meridian Commercial Tower, an 18-story, 22,600 square meter office building in Moscow, Russia. The Meridian Commercial Tower, primarily occupied by American and European corporate tenants, is managed by PREA, L.L.C. ("PREA"), Harbor Global's real estate management subsidiary. Pioneer First Investment Fund has agreed to pay PREA a property management fee of 5% of gross revenues less any value-added taxes or similar taxes.

   PREA leases the Meridian Commercial Tower from Pioneer First Investment Fund under a master lease agreement and, in turn, subleases the premises to tenants. The initial term of the master lease agreement between Pioneer First Investment Fund and PREA was to have expired in July 2001, but the term was extended by an Amendment to the Master Lease Agreement, dated September 21, 1998, for an additional ten years. Under the master lease agreement, PREA pays Pioneer First Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee described above and any value added taxes or similar taxes. In 2000, Meridian Commercial Tower net lease revenues accounted for approximately 94% of the revenues of Pioneer First Investment Fund.

   The remaining assets of Pioneer First Investment Fund primarily consist of real estate related securities, including a 25% interest in the Cosmos Hotel, located in Moscow, Russia, and securities in Russian companies, some of which are illiquid.

   Pioneer First. Under a management agreement between Pioneer First and Pioneer First Investment Fund, Pioneer First provides management services to Pioneer First Investment Fund for an annual fee of 5% of gross assets less any value added taxes or similar taxes. Pioneer First also serves as an investment manager to three Russian open-end unit investment funds. As compensation for its investment management services to the funds, Pioneer First receives annual management fees ranging between three percent and three and six-tenths of a percent of the annual net asset value of the unit funds.

   Pioneer Services. Through December 1999, Pioneer Services was the transfer agent to Pioneer First Investment Fund and two of the three unit funds. Pioneer Services maintained the funds' shareholder registers and provided customer service and technical support to the funds. New legislation enacted by the Russian Federal Securities Commission currently prohibits Russian unit funds from using a registrar that is directly related to a fund's management company and requires a Russian registrar to have at least five stockholders and maintain at least 50 registers. Because Pioneer Services does not meet these three Russian registrar requirements, as of December 23, 1999, Pioneer Services was no longer licensed to act as a registrar within the Russian Federation.

   As a result, in 1999 Pioneer First Investment Fund entered into a service contract with the National Registry Company ("NRC") whereby Pioneer First Investment Fund agreed to pay NRC an annual fee for registrar services. In addition, Pioneer Services executed a service agreement with NRC to provide employees for NRC to service the three unit funds. In November 2000, six Pioneer Services employees were transferred permanently to NRC and, as a result, registrar fees payable by Pioneer First Investment Fund to NRC for 2001 are expected to increase. In 2000, Pioneer Services' operations were supported solely by a transfer agent fee paid by Pioneer First Investment Fund. Although Pioneer Services will no longer be entitled to a transfer agent fee from Pioneer First Investment Fund, Pioneer Services will continue to provide information technology services to Pioneer First Investment Fund and the three unit funds managed by Pioneer First for an annual fee.

   In 2000, 1999, and 1998, Harbor Global's Russian real estate management and investment management operations had revenues and net income (loss) from continuing operations as shown in the table below:

                                                             2000 1999    1998
                                                             ---- -----  ------
                                                               (In Millions)
   Revenues................................................. $9.0 $10.4  $  8.6
   Net Income (Loss)........................................ $3.9 $(1.6) $(15.5)

   Although over 90% of the revenue generated by Harbor Global's Russian real estate management operations consists of lease revenue from the Meridian Commercial Tower, Harbor Global believes that a loss of one or a few tenants of the Meridian Commercial Tower would not have a material adverse effect on this segment.

   Minority Interest in Pioneer First Russia. In connection with the investment by the International Finance Corporation, an unrelated party, in Pioneer First Russia, the International Finance Corporation, Pioglobal Omega and Pioneer First Russia entered into a stockholders agreement and a put and call agreement. Under the stockholders agreement, Pioglobal Omega may not transfer or pledge its shares of Pioneer First Russia common stock without the consent of the International Finance Corporation if, as a result of the transfer or pledge, Pioglobal Omega would cease to own at least 51% of the outstanding shares of Pioneer First Russia. In addition, under the stockholders agreement, as long as the International Finance Corporation is a stockholder of Pioneer First Russia, the International Finance Corporation is entitled to nominate one person to the Pioneer First Russia board of directors. The approval of the International Finance Corporation nominated director is required to take actions that may materially affect the business of Pioneer First Russia.

   Under the put and call agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the International Finance Corporation will have the right to cause Pioglobal Omega to purchase all of the International Finance Corporation's shares of Pioneer First Russia common stock. From October 2004 to October 2006, upon written notice to the International Finance Corporation, Pioglobal Omega will have the right to buy all of the International Finance Corporation's shares of Pioneer First Russia common stock. In each case, the purchase price to be paid by Pioglobal Omega is equal to the greater of the International Finance Corporation's pro rata share, calculated on a fully diluted basis, of Pioneer First Russia's net asset value on a specified date not more than 30 or less than 60 days from the date of the notice or 12 times the three year average of the product of net income divided by the weighted average of the number of shares outstanding during this period multiplied by the weighted average of shares held by the International Finance Corporation during this period.

   Under the put and call agreement, if the International Finance Corporation proposes to transfer any of its shares to any party, Pioglobal Omega has a right of first refusal to purchase the shares proposed to be transferred. In addition, if Pioneer First Russia proposes to issue any of its common stock, or a security convertible into shares of its common stock, the International Finance Corporation has a preemptive right to purchase its pro rata portion of the securities to be issued.

   Insurance. Because Harbor Global is a Bermuda domiciled company, Harbor Global's real estate management and investment management business in Moscow is no longer eligible for political risk insurance coverage previously provided by the Overseas Private Investment Corporation ("OPIC"). The Company is currently pursuing other options for obtaining political risk insurance.

   Asset Realization Strategy. Pioneer First is seeking to increase the value of the Pioneer First Investment Fund through a process of restructuring the Pioneer First Investment Fund portfolio by:

  --selling securities which are considered illiquid;

  --increasing the value of its real estate holdings;

  --investing in real estate and in more liquid securities;

  --improving the value of its investments in portfolio companies through active board representation; and

  --exploring alternatives to reduce the number of Pioneer First Investment
    Fund stockholders.

   In addition, Pioneer First is seeking to increase the asset level of the three Russian unit investment funds it manages. In August 2000, Pioneer First was granted a trust management license permitting it to manage private portfolios for individuals and corporations. Pioneer First will be actively seeking to raise such assets during 2001. As a result, Harbor Global believes that Pioneer First will be more likely to realize economies of scale and attract additional institutional investors by increasing its assets under management.

   Competition. Pioneer First occupies a leading position in Russia with respect to open-end unit fund assets under management. As of March 1, 2001, Pioneer First's approximately $3.7 million in net assets under management comprised approximately 25% of the total market. Pioneer First has eight significant competitors with aggregate net assets under management comprising the remainder of the market. Pioneer First is seeking to increase its assets under management by competing for institutional investors for the three Russian unit investment funds it manages. However, some of its competitors have substantially greater resources to attract institutional investors. Several factors affect competitive conditions in the Russian unit fund business, including the outlook for the Russian economy, levels of personal disposable income and consumer confidence in the Russian financial services system.

   Employees. At December 31, 2000, Pioneer First Russia and its subsidiaries, together with Pioneer First Investment Fund, employed 34 persons.

          POLISH VENTURE CAPITAL INVESTMENT AND MANAGEMENT OPERATIONS

   Ownership Structure. Harbor Global holds minority interests in two venture capital partnerships, Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. Together, Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. constitute the Pioneer Poland Fund. Pioglobal Poland U.S. (Jersey) Limited, a wholly owned subsidiary of Harbor Global, holds approximately a 7.2% interest in Pioneer Poland U.S., L.P. and an approximately 9.2% interest in Pioneer Poland UK, L.P. In addition, Pioglobal Poland U.S. (Jersey) Limited holds a 59.5% interest in the general partner of the Pioneer Poland Fund.

   Pioneer Poland Fund. At December 31, 2000, the Pioneer Poland Fund had approximately $60.6 million in committed capital of which approximately $50.5 million has been invested in 10 privately held Polish companies engaged in:

  --computer distribution;

  --stainless steel distribution;

  --the restaurant business;

  --food distribution;

  --wood products manufacturing;

  --automotive parts distribution;

  --book distribution;

  --the video rental business; and

  --disposable diaper manufacturing.

Pioglobal Management (Jersey) Limited, an indirect wholly owned subsidiary of Harbor Global, manages the Pioneer Poland Fund. Pioglobal Management (Jersey) Limited entered into a sub-advisory contract with European Convergence Partners Sp. z o.o. (formerly, Pioneer Investments Poland Sp. z o.o.), another indirect wholly owned subsidiary of Harbor Global, by which European Convergence Partners manages the investments and makes investment decisions on behalf of the Pioneer Poland Fund. Under its joint management agreement with the Pioneer Poland Fund, Pioglobal Management (Jersey) Limited is entitled to a management fee equal to 2% of the carried capital of the fund.

   Asset Realization Strategy. Harbor Global is seeking to identify strategic investors interested in acquiring its interest in the Pioneer Poland Fund. If such activities prove unsuccessful, Harbor Global expects the Pioneer Poland Fund to be fully liquidated by the end of 2003.

   Competition. There are several venture capital funds operating in Poland. The Pioneer Poland Fund currently does not intend to seek new investments or investors.

   Employees. At December 31, 2000, the Polish venture capital business had 9 employees.

                    POLISH REAL ESTATE MANAGEMENT OPERATIONS

   Ownership Structure. Harbor Global's Polish real estate investment and management operations are conducted by PREA. PREA provides real estate investment opportunities in Poland to institutional investors through a pooled investment fund, the Pioneer Polish Real Estate Fund. PREA is based in Boston and conducts its operations in Russia through a representative office in Moscow, and in Poland through its wholly owned subsidiary, PREA Poland Sp. z o.o., a Polish limited liability company.

   Pioneer Polish Real Estate Fund. In October 1999, PREA established the Pioneer Polish Real Estate Fund, a Polish real property fund with committed capital of $33.5 million created to invest in a diversified portfolio of commercial real estate in Poland, including office space, warehouse/distribution centers and retail centers. PREA has committed to invest $5.7 million, and other Polish and non-United States institutional investors have committed to invest $27.8 million. As of December 31, 2000, PREA had invested approximately $285,000 in the Pioneer Polish Real Estate Fund and the other investors had invested a total of $1.57 million. Currently, none of the Pioneer Polish Real Estate Fund's committed capital has been invested. After October 20, 2001, the Pioneer Polish Real Estate Fund may be liquidated by a vote of stockholders representing three-fourths of the fund's capital if less than one-third of the fund's capital is invested or committed to be invested as of October 20, 2001, or if less than two-thirds of the fund's capital is invested or committed to be invested as of October 21, 2002.

   PREA Poland has agreed to act as the investment advisor to the Pioneer Polish Real Estate Fund for an annual base advisory fee equal to 2% of the Pioneer Polish Real Estate Fund's net capital and, after October 2002, equal to 1 1/2% of net capital, as defined in the investment advisory agreement. In addition, after the Pioneer Polish Real Estate Fund stockholders have received a return of their original capital contributions plus a 10% cumulative annual return, PREA Poland is entitled to an additional annual incentive advisory fee.

   Under its investment advisory agreement with PREA Poland, the Pioneer Polish Real Estate Fund may terminate the agreement upon the written notice of its stockholders holding two-thirds of its voting shares, excluding the voting shares held by PREA and its affiliates, if PREA Poland ceases to be directly or indirectly controlled by Pioneer. As a result of the Spin-off, the Pioneer Polish Real Estate Fund stockholders have the right to terminate the investment advisory agreement because Pioneer ceased to directly or indirectly control PREA Poland. An investor holding approximately 48% of the voting shares, excluding the voting shares held by PREA and its affiliates, has indicated its desire to terminate the investment advisory agreement in connection with the distribution. If the agreement is terminated, PREA Poland will cease to be entitled to receive the advisory fee described above.

   PREA also provides advisory services to third parties. The scope of its advisory services includes property management, facilities management, development management, feasibility and valuation analysis, fund management and corporate advisory services.

   Asset Realization Strategy. PREA is seeking to monetize its real estate management operation in Poland and identify a strategic investor to assume the Company's commitment to the Pioneer Polish Real Estate Fund. In the interim, PREA will continue its efforts to increase capital commitments in the Pioneer Polish Real Estate Fund.

   Competition. PREA Poland is one of the leading providers of real estate advisory services in Poland, although the market is becoming more competitive as Polish economic conditions improve. PREA is actively competing for institutional and strategic investors for its interest in the Pioneer Polish Real Estate Fund and PREA Poland.

   Employees. At December 31, 2000, PREA and its subsidiaries had 38 employees, including two expatriate employees provided by PIOGlobal Corporation, a Delaware corporation and indirect wholly owned subsidiary of Harbor Global, and 13 employees of the Meridian Commercial Tower.

                           RUSSIAN TIMBER OPERATIONS

   Ownership Structure. Harbor Global's Russian timber operations are conducted through its indirect wholly owned subsidiary, Closed Joint-Stock Company "Forest-Starma." Closed Joint-Stock Company "Udinskoye" and Closed Joint-Stock Company "Amgun-Forest" are inactive indirect subsidiaries of Harbor Global. These three companies are consolidated under Pioneer Forest, Inc., an indirect wholly owned Delaware subsidiary of Harbor Global. Of the three companies, Forest-Starma is the only company currently engaged in timber operations. Forest-Starma, which is located on Siziman Bay in the Vanino district of the Khabarovsk Territory of the Russian Far East, owns and operates a modern logging camp, including a harbor facility, from which it exports timber to markets in the Pacific Rim, primarily Japan and South Korea.

   Leasehold and Cutting Rights. Forest-Starma and Udinskoye were each granted long-term leases that provide significant leasehold acreage and annual cutting rights. In the aggregate, the two subsidiaries were granted long-term leasehold rights comprising 588,800 hectares (approximately 1.5 million acres), with annual cutting rights of approximately 497,000 cubic meters. The two leases granted to Forest-Starma have 49-year terms with expiration dates ranging from 2047 to 2048. These leases, in aggregate, cover 394,500 hectares (approximately 974,800 acres), with annual cutting rights of 317,000 cubic meters. The lease granted to Udinskoye (the "Kerbinsky" lease) has a 25-year term with an expiration date of 2025 and covers 194,300 hectares (approximately 480,100 acres) with annual cutting rights of 180,000 cubic meters. The foregoing leasehold rights reflect reductions in cutting rights resulting from a review of losses due to natural drying and other causes by the local timber authorities. Harbor Global continues to negotiate with the territorial government to obtain replacement cutting rights in the surrounding area.

   On September 15, 2000, the Kerbinsky lease was transferred to Forest-Starma. Forest-Starma will concurrently operate the Forest-Starma leaseholds and the Kerbinsky leasehold during 2001. Timber harvested at the Kerbinsky leasehold, which is approximately 420 kilometers from Forest-Starma's principal operating site, will be transported down the Amur River to markets in Japan, South Korea and China during a four-month shipping season. The current leasehold rights of Forest-Starma, including the Kerbinsky lease, appear in the table below:

                                                                   Forest-Starma
                                                                   -------------
   Hectares.......................................................     588,800
   Acres..........................................................   1,455,000
   Annual Cutting Rights (m/3/) ..................................     497,000

   In 1995, Amgun-Forest was granted leasehold rights with a 50-year term and an expiration date of 2045. The lease covered 485,400 hectares (approximately
1.2 million acres) and contained annual cutting rights of 350,000 cubic meters. Based on a detailed feasibility study of the project, management concluded that Amgun-Forest's significant reliance on in-country rail transportation rendered the project uneconomical in the current market environment. In January 2001, Harbor Global agreed to return the leasehold rights to the territorial government after several unsuccessful attempts to sell the project.

   Russian Timber Operations. Forest-Starma seeks to harvest timber according to international sustainable development standards using advanced planning and implementation of the management practices as defined in the United States Forest Service stewardship guidelines and the United Nations Conference on Environment and Development principles. Production crews consisting, in the aggregate, of four harvesters, seven skidders, and five processors form the nucleus of the logging operation. The harvesters cut the trees, which are then skidded to processors that delimb and buck the timber. The logs are hauled on company constructed roads by log trucks approximately 80 kilometers to a lower landing log yard for sorting and scaling prior to shipment. The lower landing is equipped with log loaders and other equipment necessary for maintaining the log yard and delivering sorted logs to the self-constructed harbor for shipment. Sorted logs are delivered to the Siziman Bay harbor based upon a manifest received from Forest-Starma's marketing and sales agent, Rayonier Inc. The logs are then delivered to the dock and placed on ships by crane. Forest-Starma has constructed and maintains a self-contained camp with living quarters for between 250 and 300 workers, a modern maintenance and parts facility, on-site offices, support buildings and sophisticated communications equipment.

   During the period between January and mid-April, the Siziman Bay harbor is typically frozen, which prevents shipments of harvested timber. In January 2000, Forest-Starma entered into an agreement with Rayonier Inc. under which it is to receive partial prepayment for timber production during this period. This arrangement allowed Forest-Starma to cover ongoing expenditures prior to commencement of the shipping season. Forest-Starma shipped sufficient amounts of logs to Rayonier to repay all advances made to Forest-Starma during 2000 under this agreement. In November 2000, Forest-Starma entered into a new agreement with Rayonier for the year 2001 containing a similar provision for advance payments during a similar period. Harbor Global believes that Forest-Starma's contractual relationship with Rayonier is an important part of the Company's Russian timber operations, but that the termination of this relationship, although potentially disruptive, would not have a material adverse effect on these operations.

   In 2000, Forest-Starma shipped 57% of its timber to six customers in Japan, 36% of its timber to ten customers in South Korea and 7% of its timber to two customers in China. The following chart shows Forest-Starma's total production and shipments of timber during the last three years.

                                                          2000    1999    1998
                                                         ------- ------- -------
   Timber Produced (m/3/)............................... 295,000 313,000 248,000
   Timber Shipped (m/3/)................................ 262,000 336,000 280,000

   A three-year financial summary for the timber business is shown below:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                            (In Millions)
   Revenues............................................. $ 12.9  $ 14.4  $ 10.5
   Net Loss............................................. $ (5.8) $(35.3) $(21.8)
   Total Assets......................................... $ 18.0  $ 19.8  $ 48.3

   Insurance. Because Harbor Global is a Bermuda domiciled company, Harbor Global's Russian timber business is no longer eligible for political risk insurance coverage previously provided by OPIC. The Company is currently pursuing other options for obtaining political risk insurance. However, the Company expects that only the book value of Forest-Starma, estimated at approximately $10 million, will be insurable.

   Asset Realization Strategy. Harbor Global is actively exploring strategic alternatives with respect to its Russian timber operations, including joint venture opportunities and the sale of Pioneer Forest, Inc. or Forest-Starma.

   Competition. Forest-Starma is a significant competitor in the Pacific Rim timber market. Forest-Starma's most significant competitors are several major Russian timber exporters. To a lesser extent, at the upper end of the timber market, Forest-Starma competes with North American and domestic Japanese timber producers. At the lower end of the market, Forest-Starma competes with New Zealand and Chilean producers of Radiata pine. The Pacific Rim timber market is highly competitive and is strongly affected by local demand and economic conditions.

   Employees. At December 31, 2000, Forest-Starma had 526 employees, including 10 expatriate employees provided by PIOGlobal Corporation.

                                     OTHER

Gold Exploration in Russia

   Ownership Structure. Harbor Global's Russian gold exploration operations are conducted through its indirect majority owned Russian subsidiary, Closed Joint-Stock Company "Tas-Yurjah" Mining Company". Harbor Far East Exploration, L.L.C., an indirect wholly owned subsidiary of Harbor Global, owns a 94.5% direct interest and a 0.6% indirect interest in Tas-Yurjah.

   Gold Exploration. Tas-Yurjah conducts the exploration of potential gold mining properties over concession areas in the Ayano-Maysky district of the Khabarovsk Territory. Tas-Yurjah has secured four licenses that permit it to conduct geological exploration activities over aggregate concession areas totaling 909.7 square kilometers. Two of these licenses also allow for mining in their respective concession areas and require that production commence at specified levels in 2001 to maintain their validity. In addition, Tas-Yurjah will forfeit its exploration and mining licenses if it fails to comply with other covenants, which include:

  --meeting Russian environmental standards;

  --meeting Russian health and safety standards for its employees;

  --taking part in the social and economic development of the Ayano-Maysky district of the Khabarovsk Territory; and

  --preferential hiring of the Ayano-Maysky population.

   Tas-Yurjah has completed a number of feasibility studies on the Red Zone and has conducted preliminary studies of the mineral deposits in the Malyutka Zone but has not developed any part of the concession area for extraction operations. In addition, Tas-Yurjah is presently exploring other zones in the concession area.

   Asset Realization Strategy. Harbor Global is actively exploring strategic alternatives with respect to Tas-Yurjah, including the sale of its interest in Tas-Yurjah.

   Employees. At December 31, 2000, Tas-Yurjah had 11 employees.

Cash

   Cash and cash equivalents at December 31, 2000 totaled approximately $31.5 million. Pioneer contributed net cash of $19.1 million to Harbor Global under the Distribution Agreement to pay the expenses, capital commitments and liabilities, if any, associated with the operation of Harbor Global's assets. Harbor Global believes that this cash contribution is sufficient to fund operations for a period of approximately three years. Restricted cash of $7.2 million represents $5 million to satisfy liabilities associated with Pioneer's former gold mining operations and approximately $2.2 million of liabilities related to certain compensation liabilities payable to current employees of Harbor Global or its subsidiaries, or Calypso Management.

Ashanti Proceeds

   In May 2000, Pioneer Goldfields II Limited, a wholly owned subsidiary of Harbor Global, sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited for an $18.8 million base purchase price plus additional payments of up to $5 million contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000, $5 million of the base purchase price was paid to Pioneer Goldfields II in cash and $13.8 million of the base purchase price was paid in the form of a non-interest bearing promissory note. Under the promissory note, Ashanti is obligated to pay the purchase price over five years, with principal amounts of between $2.5 million and $3.75 million due annually, as specified in the purchase agreement.

   In connection with the sale to Ashanti, each of Pioneer Goldfields II and Pioneer agreed to indemnify Ashanti for the breach of any representation or warranty of Pioneer Goldfields II contained in the purchase agreement for an amount not to exceed the total purchase price actually paid by Ashanti to Pioneer Goldfields II under the purchase agreement. The representations and warranties contained in the purchase agreement, other than those relating to tax and environmental issues, survive until June 19, 2002. The tax and environmental representations and warranties survive until June 19, 2005. Under the Distribution Agreement, Harbor Global has agreed to reimburse Pioneer for any liability it incurs in connection with any claim brought by Ashanti for indemnification under the purchase agreement.

   In addition, under the Distribution Agreement, Harbor Global agreed that, promptly after the fifth anniversary of the closing of the purchase agreement, it will pay to Pioneer the lesser of $5 million or the actual proceeds received by Pioneer Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. If any indemnification claim under the purchase agreement is pending on June 19, 2005, Harbor Global will pay the appropriate amount described above promptly upon resolution of the pending claim or claims.

Metals

   Harbor Global owns a 25% interest in Pioneer Metals and Technology, Inc. ("PMT"). PMT is engaged in the production and sale of powdered metals, in particular neodymium-iron-boron permanent magnet powders, as well as the production of permanent magnets and permanent magnet assemblies. PMT is also engaged in the production and distribution of titanium powders, titanium-vanadium-aluminum powders and nickel powders and powdered alloys for aerospace and industrial applications.

   These activities are largely carried out in Russia through Pioneer Metals International, PMT's wholly owned Russian subsidiary, and through Gradient, a joint venture located in Moscow, 50% of which is owned by Pioneer Metals International and 50% of which is owned by Kompozit, a leading Russian materials company.

   PMT is involved in the commercial development of the "lean neo" line of neodymium-iron-boron magnetic powders and magnets.

                                   EMPLOYEES

   At December 31, 2000, Harbor Global and its subsidiaries employed a total of 618 employees worldwide. None of the employees of Harbor Global or its subsidiaries are unionized or parties to any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

   Harbor Global's principal properties, other than its timber production and gold exploration properties, consist of its leased principal executive offices in Boston, Massachusetts, and its leased offices in Warsaw, Poland and Moscow, Russia.

   The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced November 15, 2000 at rate of $160,862 per annum and will expire on October 24, 2005.

   PREA and its subsidiaries conduct their Polish real estate management and advisory services operations in Warsaw, Poland and Moscow, Russia. PREA Poland leases 1,930 square feet of office space in Warsaw, Poland for an annual rent of approximately $62,900. PREA also leases 1,840 square feet of office space in Moscow,

Russia for an annual rent of approximately $42,400. The Warsaw lease will expire on July 31, 2001, and the Moscow lease will expire in 2011.

   Pioneer First and Pioneer Services lease, in the aggregate, approximately 4,771 square feet of office space in Moscow, Russia. The aggregate annual rent and related fees for these premises is approximately $193,095. These leases will expire on February 28, 2007.

   European Convergence Partners conducts its Polish venture capital investment and management operations from leased premises of approximately 2,241 square feet in Warsaw, Poland. The annual rent for these premises is approximately $78,009. The lease will expire on March 31, 2001, but European Convergence Partners is currently negotiating a renewal of this lease for an additional three-month period.

ITEM 3. LEGAL PROCEEDINGS.

   Neither Harbor Global nor its subsidiaries are a party to, and their property is not the subject of, any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of Harbor Global's public shareholders during the fourth quarter of fiscal year 2000.

   On October 23, 2000, Pioneer, Harbor Global's sole shareholder prior to the Spin-off, voted by unanimous written resolution to authorize Harbor Global's board of directors to adopt a director share compensation plan and to appoint Deloitte & Touche LLP of Boston, Massachusetts as Harbor Global's auditor, effective as of the date of the Spin-off.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's common shares commenced trading on the OTC Bulletin Board in October 2000 under the symbol HRBG. The following table sets forth the high and low bid quotations for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers and does not include retail markups, markdowns, or commissions and does not necessarily represent actual transactions.

                                                                    Low   High
                                                                   ----- ------
   2000
   Fourth Quarter (from October 24, 2000)......................... $3.75 $5.375

   On December 31, 2000, the Company had approximately 2,500 holders of record of its common stock.

   The Company has paid no cash dividends on its common stock to date; however, in the course of liquidating its assets over the next five years, the Company does anticipate paying cash dividends to its stockholders.

   Recent Sales of Unregistered Securities. In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in connection with the Spin-off, Harbor Global issued 1,200,000 common shares, par value $.01 per share, to Pioneer on June 20, 2000 at a per share purchase price of par value for aggregate cash consideration of $12,000. Harbor Global subsequently effected a four-to-one stock split on August 15, 2000.

   In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in connection with the Spin-off, Harbor Global issued 843,311 common shares, par value $.0025 per share, to Pioneer on October 24, 2000 at a per share purchase price of par value for aggregate cash consideration of $2,108.28.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table presents summary consolidated historical financial data for Harbor Global for the five fiscal years ended December 31 which has been derived from the audited consolidated financial statements of Harbor Global for these periods. The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Harbor Global, including the notes thereto, referred to in Item
8. The consolidated financials included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of Harbor Global if it had been a separate stand-alone entity during the years presented.

                                           Year Ended December 31,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
                                    Amounts In Thousands Except Per Share
                                                   Amounts
Income Statement Data
  Revenue.........................  24,265   28,107   21,460   20,916    6,073
  Operating Expenses.............. (38,782) (58,020) (68,131) (41,299) (10,162)
  Other Income (Expense)..........   2,897    1,502  (11,989)   8,698     (709)
  Loss from Continuing
   Operations(1)..................  (9,125) (42,658) (45,387) (13,634)  (2,784)
  Loss Per Share from Continuing
   Operations.....................   (1.62)   (7.56)   (8.04)   (2.42)   (0.49)
Balance Sheet Data
  Total Assets.................... 144,321  118,951  148,628  152,239  111,095
  Total Amounts Due to Former
   Affiliates.....................     --   102,019   93,994   38,496   47,081
  Total Long-term Obligations.....   6,800    3,720    4,960   11,337   12,680
  Total Equity (Deficit)..........  75,256  (58,190) (28,752)   7,088    9,128

--------
(1) Includes the cumulative effect of change in accounting principle totaling approximately $11,371,000 in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

   The consolidated financial statements of Harbor Global's principal operations include its Russian real estate management and investment management operations, Polish venture capital investment and management operations, Polish real estate management operations, and Russian timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the years ended December 31, 2000, 1999 and 1998, Liquidity and Capital Resources, and Future Operating Results.

Results of Operations for the years ended December 31, 2000, 1999, and 1998

   Consolidated Operations. For fiscal year 2000, Harbor Global reported a net loss of $10.0 million as compared to net losses of $44.1 million and $55.5 million for fiscal years 1999 and 1998, respectively, reflecting a decrease in net losses of $34.1 million and $11.4 million, respectively. The net loss in 1999 includes an $11.4 million write-off of unamortized capitalized start-up costs precipitated by the Company's adoption of Statement of Position 98-5, "Reporting on the Costs of Startup Activities," effective January 1, 1999.

   The net loss from continuing operations in 2000 totaled $9.1 million, a decrease of $22.2 million compared with net losses of $31.3 million in 1999. The 1999 net loss included a $15.3 million reduction in the carrying value of timber equipment and deferred development costs. In addition, capital gains on the sale of portfolio investments by Pioneer First Investment Fund increased by $6.3 million, and net losses at the timber business prior to the reduction in carrying value decreased by $3.6 million, compared with 1999. These increases were offset partially by the write-down of several venture capital portfolio investments, which reduced 2000 consolidated income by $1.5 million, and $1.0 million of non-recurring real estate expenses.

   For fiscal year 2000, the loss from discontinued Russian banking and brokerage operations totaled $0.9 million compared to losses from discontinued operations of $1.4 million in 1999 and $10.1 million in 1998.

   For fiscal year 1999, Harbor Global reported a net loss from continuing operations of $31.3 million as compared to $45.4 million for fiscal year 1998, reflecting a decrease in net losses of $14.1 million. The decrease was attributable, in large part, to increased profitability of the Meridian Commercial Tower in 1999, the adverse consequences of the Russian financial crisis in 1998, and a fire disruption and adverse economic conditions in the Pacific Rim that led to respective decreases in productivity and timber prices in 1998. For fiscal year 1999, losses from discontinued brokerage and banking operations were $1.4 million as compared to $10.1 million in 1998 and, as a result of a required change in accounting principle, Harbor Global wrote-off approximately 11.4 million in capitalized start-up costs.

   The revenues and net income by business segment for 2000, 1999, and 1998 are set forth on the following table:

                                         Revenues       Net Income (Loss)
                                     ----------------- ----------------------
                                      12 Months Ended    12 Months Ended
                                       December 31,        December 31,
                                     ----------------- ----------------------
                                     2000  1999  1998   2000    1999    1998
                                     ----- ----- ----- ------  ------  ------
                                        (Dollars In        (Dollars In
                                         Millions)          Millions)
Russian Real Estate Management &
 Investment Management.............. $ 9.0 $10.4 $ 8.6 $  3.9  $ (1.1) $(15.5)
Polish Venture Capital Investment &
 Management Operations..............   0.6   1.2   0.9   (2.6)   (0.4)   (0.9)
Polish Real Estate Management
 Operations.........................   1.8   1.7   1.2   (3.6)   (4.0)   (4.5)
Russian Timber Operations...........  12.9  14.4  10.5   (5.8)  (24.7)  (21.8)
Other...............................   --    0.4   0.3   (1.0)   (1.1)   (2.7)
                                     ----- ----- ----- ------  ------  ------
    Total From Continuing
     Operations(1)..................  24.3  28.1  21.5   (9.1)  (31.3)  (45.4)
Discontinued Operations.............   --    --    --    (0.9)   (1.4)  (10.1)
Change in Accounting Principle
 (Start-up costs)...................   --    --    --     --    (11.4)    --
                                     ----- ----- ----- ------  ------  ------
    Totals.......................... $24.3 $28.1 $21.5 $(10.0) $(44.1) $(55.5)
                                     ===== ===== ===== ======  ======  ======

--------
(1) Income from continuing operations includes Pioneer corporate allocations of $7.8 million for the first nine months of 2000, $11.4 million in 1999 and $10 million in 1998.

   Russian Real Estate Management and Investment Management Operations. Net income from continuing operations was $3.9 million in 2000, an increase of $5.0 million compared to net losses of $1.1 million in 1999. The increase was attributable principally to capital gains after minority interest, taxes and expenses of approximately $6.6 million on the sale of several of Pioneer First Investment Fund's portfolio holdings as compared to gains of $0.3 million in 1999. The gains were offset partially by a $1.4 million reduction in revenues. Revenues decreased by $1.4 million to $9.0 million compared to 1999, in part, because of a reduction in rental revenues from the Meridian Commercial Tower of $0.4 million. This decrease was attributable to the restructuring of certain leases, which increased the term of the lease in exchange for lower current lease rates. In 1999, Pioneer First Russia received a non-recurring tax refund of approximately $0.6 million related to its discontinued offshore brokerage business and realized $0.4 million in income from a reduction in accrued liabilities.

   As a result of the Russian financial crisis and associated non-recurring costs and write-downs in 1998, the net loss from continuing operations in 1999 declined by $14.4 million to $1.1 million. In 1998, Harbor Global recorded losses of $6.3 million associated with cost basis adjustments of certain securities in the Pioneer First Investment Fund. Additionally, Harbor Global incurred increased bad debt expense and foreign currency losses in connection with the Russian financial crisis in 1998. The increased profitability of the Meridian Commercial Tower in 1999 as compared to 1998 also contributed to the reduction in the net loss.

   Losses from discontinued Russian banking and brokerage operations were $0.9 million in 2000 as compared to losses of approximately $1.4 million and $10.1 million in 1999 and 1998, respectively.

   Polish Venture Capital Investment and Management Operations. Harbor Global reported losses from its Polish venture capital investment and management operations of $2.6 million in 2000, $0.4 million in 1999 and $0.9 million in 1998. The loss in 2000 reflects write-downs aggregating approximately $18.2 million in the carrying values of the portfolio investments. The Company reported a loss, net of minority interest, of $1.5 million associated with these write-downs. Losses of $0.4 million in 1999 reflect costs associated with the development of a second venture capital fund. The 1998 losses relate to write-downs of certain portfolio investments aggregating $5.5 million, or $0.4 million after minority interest.

   Polish Real Estate Management Operations. Harbor Global's Polish real estate management operations reported losses of $3.6 million in 2000, $4.0 million in 1999 and $4.5 million in 1998. The loss in 2000 includes approximately $1.0 million in non-recurring salary expenses, employee termination costs related to the Spin-Off and legal fees associated with the Pioneer Polish Real Estate Fund. Losses in 1999 and 1998 largely reflect costs associated with the development of the Pioneer Polish Real Estate Fund and related fund and property management operations.

   Russian Timber Operations. The results of the timber business are substantially attributable to the operations of Forest-Starma, which commenced in January 1997. Forest-Starma developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

   While Forest-Starma harvests timber and incurs associated operating expenses throughout the year, it ships timber only from mid-April through December. Consequently, Forest-Starma has incurred, and expects to continue to incur, seasonal operating losses from fixed costs in the first quarter of Harbor Global's fiscal year.

   In 2000, the timber business reported a net loss of $5.8 million, a decrease of $18.9 million compared to a net loss of $24.7 million in 1999. The 1999 net loss includes a reduction in the carrying value of timber equipment and deferred development costs of approximately $15.3 million. This was recorded in connection with an analysis performed by Harbor Global pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." The analysis was performed by Harbor Global utilizing, among other items, an estimate of fair market value from a recent appraisal and an estimate of future cash flows. Prior to the write down, the timber business' net loss was $9.4 million in 1999. After considering the foregoing reduction in carrying value, the $3.6 million reduction in losses compared with 1999 was attributable principally to a 14% increase in the average realized price of timber to $49 per cubic meter and a 15%, or $8 per cubic meter, reduction in the cost of production resulting from cost reduction initiatives implemented by management during the year. The price increase was due to a general improvement in market conditions coupled with increases in the grade of logs harvested.

   The timber business' losses in 1998 of $21.8 million were attributable, in part, to a fire disruption that required the redeployment of logging crews and equipment to contain the fire and certain costs incurred as a result of the Russian financial crisis. Prior to the aforementioned write-down in carrying value in 1999, losses were reduced by $12.4 million compared to 1998 principally because of a 26% increase in production, a 24% decrease in production costs and a 16% increase in the average realized price of timber. Also, in 1998 Harbor Global wrote-off certain costs incurred in connection with the Amgun-Forest and Udinskoye projects.

   Timber Production and Sales. Forest-Starma produced 295,000 cubic meters in 2000 compared to 313,000 cubic meters in 1999 and 248,000 cubic meters in 1998. The decrease in 2000 was attributable primarily to unusually adverse weather conditions in the second quarter. Production in 1998 was hindered by a fire disruption, which damaged approximately 7.8 million cubic meters of standing timber on 76,000 hectares, as well as 5,500 cubic meters of decked logs. Harbor Global does not believe the fire damage will have a material impact on production over the next several years. Harbor Global is continuing negotiations with the territorial government for both replacement and additional cutting rights. In 2000, production costs of $46 per cubic meter were 15% below production costs of $54 per cubic meter in 1999 and 35% below the average cost of production in 1998 of $71 per cubic meter. Production costs during 2000, 1999, and 1998 included non-cash depreciation and amortization of $12 per cubic meter, $10 per cubic meter, and $13 per cubic meter, respectively. Forest-Starma expects to produce in excess of 330,000 cubic meters in 2001.

   Forest-Starma shipped 262,000 cubic meters of timber in 2000, compared to 336,000 cubic meters in 1999 and 280,000 cubic meters in 1998. Revenue decreased to $12.9 million in 2000, down from $14.4 million in 1999 and up from $10.5 million in 1998. The average realized price of timber was $49 per cubic meter in 2000, compared to $43 in 1999 and $37 in 1998.

   Cost of Goods Sold. Forest-Starma values its inventory at the lower of cost or market under the full absorption accounting method and, accordingly, includes operating costs such as payroll, fuel, spare parts, site related general and administrative expenses, depreciation and amortization and other taxes in the cost of goods sold.

   Third-Party Debt. In September 2000, Forest-Starma repaid its remaining third party debt to OPIC of $4.3 million.

Liquidity and Capital Resources

   Liquid assets consisting of cash and other marketable securities increased by $19.2 million in 2000 to $24.3 million. The Company received approximately $26.3 million, including $7.2 million of restricted cash, in connection with the Spin-off and pursuant to the Distribution Agreement. This cash will be used to manage the administration and liquidation of Harbor Global's assets, provide funds for certain of the Company's operating subsidiaries, and discharge certain other obligations. Any other cash is generally held by Harbor Global's wholly or majority owned subsidiaries and, accordingly, is not readily available for general corporate purposes.

   Pioneer First Investment Fund's assets consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets. The carrying value of the equity securities held by Pioneer First Investment Fund at December 31, 2000 was approximately $11.7 million. The value of these equity securities (based on market quotations, if available) was approximately $13.2 million. In recent years Russia has undergone substantial political, economic and social change, and as a result, the Russian securities markets are volatile and strongly influenced by global trends that influence emerging markets. In addition, the Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. As a result, the Company recognizes gains or losses only when the securities are sold. In the view of management of the Company and Pioneer First Investment Fund, many of the market quotations do not accurately reflect the value that may be realized on a current sale.

Future Operating Results

   From time to time, management may make forward-looking statements in this Annual Report on Form 10-K, in other documents that the Company files with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Forward-looking statements are based on currently available information and management's expectations of future results but do not necessarily involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Described below are some of the important factors that could affect revenues or results of operations.

   HARBOR GLOBAL DOES NOT HAVE AN OPERATING HISTORY AS AN INDEPENDENT COMPANY.

   Harbor Global has operated as an independent public company since October 24, 2000. Although Harbor Global is operated by the same senior management who operated its assets prior to the Spin-off, Harbor Global does not have an established operating history as an independent company. The financial statements included in this Form 10-K may not necessarily reflect the results of operations, financial condition and cash flows that would have been achieved had Harbor Global and its subsidiaries operated as an independent company during the periods presented, particularly in light of Harbor Global's intent to liquidate its assets within a limited period of time.

   THERE CAN BE NO ASSURANCE THAT SHAREHOLDERS WILL BE ABLE TO SELL THEIR HARBOR GLOBAL COMMON SHARES.

   Harbor Global common shares are not listed on any securities exchange or on The Nasdaq Stock Market(R).

   Furthermore, Harbor Global does not intend to:

  --engage the services of any market maker;

  --facilitate the development of an active public trading market in Harbor
    Global common shares, or encourage others to do so;

  --place any advertisements in the media promoting an investment in Harbor
    Global; or

  --except as required by the Securities Exchange Act of 1934, collect or publish information about prices at which Harbor Global common shares may be traded.

   Harbor Global cannot provide assurances as to the prices at which Harbor Global common shares may trade or provide assurances that shareholders will be able to sell their Harbor Global common shares.

   THE POTENTIAL VALUES TO BE REALIZED UPON THE SALE OR LIQUIDATION OF MOST OF HARBOR GLOBAL'S ASSETS, IF ANY, ARE SPECULATIVE.

   The potential values to be realized upon the sale or liquidation of Harbor Global's gold exploration operations, Polish real estate management operations, Russian real estate management and investment management operations and Russian timber business, if any, are speculative. Harbor Global sells the timber it harvests primarily to markets in the Pacific Rim. During 1998, timber prices were significantly depressed and, although prices increased in the last quarter of 1998 and in 1999 and 2000, Harbor Global cannot provide assurance that this trend will continue. The value of Harbor Global's timber harvesting and sales operations to be realized upon its sale or liquidation, if any, is and will continue to be affected by changes in market demand and prices for timber and the stability of the economies in the Pacific Rim. See "Business--Russian Timber Operations" for more information about Harbor Global's Russian timber operations.

   Although Harbor Global and its majority owned subsidiary Tas-Yurjah have conducted gold exploration activities on Tas-Yurjah's concession land, Harbor Global does not have sufficient information to estimate the value of any proven or probable gold reserves pursuant to United States reserves standards, and therefore Harbor Global has not been able to evaluate the economic feasibility of, or begin, extraction operations. Accordingly, the gold exploration business is not producing a revenue stream and the value to be realized upon its disposition, if any, is dependent upon the success of additional development efforts. See "Business--Gold Exploration in Russia" for more information about Harbor Global's gold exploration operations.

   Harbor Global's Polish real estate management business consists principally of the management of the Pioneer Polish Real Estate Fund, a pooled investment fund. Although Harbor Global believes that the Pioneer Polish Real Estate Fund could enhance the future value of its real estate management business, the Pioneer Polish Real Estate Fund committed capital is not yet invested in portfolio companies. Accordingly, the value to be realized upon the disposition of this business, if any, is dependent to a significant extent upon the success of its future investments, if any. In addition, changes in real estate values in Poland may also significantly affect the value of this business. See "Business--Polish Real Estate Management Operations" for more information about Harbor Global's Polish real estate management business.

   A significant portion of Harbor Global's Russian real estate management and investment management operations consists of its approximately 52% interest in Pioneer First Investment Fund, a company that invests in Russian real estate and, to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by Pioneer First Investment Fund are illiquid. There is also limited liquidity in the publicly traded securities of Pioneer First Investment Fund. Consequently, Harbor Global may have difficulty selling its investment in Pioneer First Investment Fund or causing Pioneer First Investment Fund to liquidate its underlying assets, and may only be able to do so at prices which may not reflect the long-term value of its investments. See "Business--Russian Real Estate Management and Investment Management Operations" for more information about Harbor Global's Russian real estate management and investment management operations.

   HARBOR GLOBAL'S BUSINESSES, PARTICULARLY THOSE CONDUCTED IN EMERGING MARKETS, ARE SUSCEPTIBLE TO NUMEROUS RISKS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

   Harbor Global conducts business in countries outside of the United States, primarily in Russia and Poland. Harbor Global will continue to operate its international businesses until those businesses are liquidated and will continue to be subject to the risks of doing business internationally, including:

  --unexpected changes in regulatory requirements and underdeveloped legal systems in some countries;

  --export controls relating to timber;

  --tariffs and other trade barriers;

  --difficulties in staffing and managing foreign operations;

  --political and economic instability;

  --fluctuations in currency exchange rates;

  --restrictions on currency exchange and repatriation;

  --restrictions on foreign investment in its businesses;

  --seasonal reductions in timber harvesting and gold exploration operations;
    and

  --potentially adverse tax consequences.

   For example, in recent years Russia has undergone substantial political, economic and social change. The economic conditions in Russia, together with actions of the Russian government, led to a severe devaluation of the ruble, a sharp increase in the rate of inflation, the near collapse of the banking system, significant defaults on foreign currency obligations and a dramatic decline in the prices of Russian debt and equity securities. In addition, as is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. Accordingly, Harbor Global's Russian timber operations, gold exploration operations and Russian real estate management and investment management operations involve significant risks, such as those listed above, that are not typically associated with developed markets. The liquidation of these businesses and the businesses Harbor Global operates in other emerging markets, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, these emerging markets.

   THE LOSS OF KEY OFFICERS AND MANAGERS COULD IMPAIR THE ABILITY OF HARBOR GLOBAL TO SUCCESSFULLY OPERATE AND MANAGE ITS ASSETS PRIOR TO THEIR LIQUIDATION.

   Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer and Chief Financial Officer of Harbor Global. Mr. Kasnet previously served as the President, and Mr. Hunter previously served as the Chief Operating Officer and Senior Vice President of Pioneer Global Investments, a division of Pioneer. As executive officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all the businesses that Harbor Global now owns. In addition, Harbor Global has entered into an administration and liquidation agreement with Calypso Management, an entity owned and operated by Mr. Kasnet and Mr. Hunter, under which Calypso Management will manage the liquidation of Harbor Global and operate its assets as going concern businesses until they are liquidated.

   Because Harbor Global's assets are a diverse range of businesses and are generally located in countries in which successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or Mr. Hunter could have a material adverse effect upon Harbor Global's results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global's ability to liquidate its assets at prices which will enable Harbor Global to make meaningful distributions to its shareholders.

   Mr. Kasnet and Mr. Hunter have both entered into employment agreements with Calypso Management. Mr. Kasnet's employment agreement provides for a minimum term of two years and may be terminated by Mr. Kasnet upon 120 days prior written notice following the second anniversary of the distribution date. Mr. Hunter's employment agreement provides that Mr. Hunter's employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet's or Mr. Hunter's employment with Calypso Management is terminated, he will cease to be an officer of Harbor Global. In addition, if either Mr. Kasnet or Mr. Hunter terminates his employment before the second anniversary of the distribution date, he will forfeit his right to receive incentive compensation under the administration and liquidation agreement and his employment agreement. See "Certain Relationships and

Related Transactions" in this Form 10-K for more information about the administration and liquidation agreement and the employment agreements. Harbor Global currently intends to obtain key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter. However, there can be no assurance that such insurance will be issued with terms acceptable to the Company or otherwise.

   HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

   Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. For example, in connection with the sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited, Pioneer has agreed to indemnify Ashanti for claims arising under the purchase agreement before June 19, 2005 relating to its Ghanaian gold mining operations. Under the Distribution Agreement, Pioneer transferred Pioneer Goldfields II Limited, the Pioneer subsidiary through which Pioneer's gold mining operations in Ghana were conducted, to Harbor Global. As a result of the transfer of Pioneer Goldfields II to Harbor Global, Harbor Global is obligated to reimburse Pioneer in the event that Ashanti seeks indemnification for any claim. Harbor Global's indemnification obligations to Pioneer in connection with the Ashanti purchase agreement are capped at the amount of the total purchase price paid by Ashanti to Pioneer Goldfields II under the purchase agreement.

   Additionally, under a tax separation agreement between Harbor Global and Pioneer, generally, Harbor Global has agreed to indemnify Pioneer for tax liabilities relating to the Harbor Global businesses. Currently, there are no suits pending that would require payment by Harbor Global to Pioneer under the indemnification provisions of the Distribution Agreement or tax separation agreement. However, Harbor Global cannot provide assurances that no legal proceeding or other claim will occur that would require Harbor Global to indemnify Pioneer. Furthermore, Harbor Global and its subsidiaries may be subject to legal proceedings or other claims arising in the ordinary course of business, including employment related claims, environmental claims and regulatory fees or fines associated with its international operations.

   PIONEER FIRST INVESTMENT FUND IS CONSTRAINED IN DISTRIBUTING DIVIDENDS TO HARBOR GLOBAL BECAUSE OF COST AND ADMINISTRATIVE BURDEN.

   Harbor Global holds an approximate 52% interest in Pioneer First Investment Fund. Under Russian law, before paying a dividend to its shareholders, Pioneer First Investment Fund must notify each shareholder by mail. Currently, Pioneer First Investment Fund has over two million shareholders. The administrative and postage expenses associated with notifying its shareholders would consume a significant portion of any dividend. Pioneer First Investment Fund established a share repurchase program to reduce the number of its shareholders, but the program has had little success. Until its efforts to lessen these burdens are successful, the large number of shareholders constrains Pioneer First Investment Fund from paying dividends to its shareholders, including Harbor Global.

   AS A RESULT OF HOLDING HARBOR GLOBAL COMMON SHARES, HARBOR GLOBAL'S SHAREHOLDERS MAY RECOGNIZE TAXABLE INCOME AND BE REQUIRED TO PAY TAX WITHOUT A CORRESPONDING DISTRIBUTION OF CASH FROM HARBOR GLOBAL TO ITS SHAREHOLDERS.

   For United States federal income tax purposes, it is anticipated that Harbor Global's shareholders will be treated as partners in a Bermuda partnership and that their Harbor Global common shares will represent partnership interests. Because of its classification as a partnership for United States federal income tax purposes, Harbor Global is not itself subject to United States federal income tax. Instead, items of income, gain, loss, deduction and expense will flow through to Harbor Global's shareholders, and they will be required to include their allocable share of these items in computing their own United States federal income tax for each taxable year of Harbor Global. Cash distributions made by Harbor Global to its shareholders generally will not be taxable, except to the extent that those distributions exceed a shareholder's adjusted tax basis in the Harbor Global common shares.

   Harbor Global believes that one or more of the majority or minority owned foreign subsidiaries of Harbor Global may be classified as a foreign personal holding company or passive foreign investment company for United States federal income tax purposes. If any such subsidiary is classified as a foreign personal holding company or passive foreign investment company, Harbor Global's shareholders may be required to recognize taxable income and pay tax with respect to a portion of the subsidiary's income, even in the absence of the receipt of any payment of cash or other property from the subsidiary. The tax rules regarding foreign partnerships, foreign personal holding companies and passive foreign investment companies are complicated. Harbor Global's shareholders should consult their tax advisors to determine the tax consequences to them of holding Harbor Global common shares.

   HARBOR GLOBAL AND THE BUSINESSES IT OPERATES MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL OR OBTAIN DEBT FINANCING.

   Based on budget projections, Harbor Global currently has sufficient capital, without liquidating any of its assets, to continue to operate its assets for approximately three years. As such, it may be necessary for Harbor Global to liquidate some of its assets within three years of the Spin-off to continue to operate its remaining assets pending their liquidation. If Harbor Global is unable to liquidate some of its assets, it will require additional funding. Harbor Global may not be able to obtain additional funding, either in the form of additional capital or debt financing, because of the nature of its operations, namely its intent to hold its assets for liquidation and its limited duration. If adequate funding is not available, Harbor Global may be forced to liquidate its assets prematurely for a discounted sale price or on other less favorable terms than those that might otherwise be available if Harbor Global could obtain additional funding.

   HARBOR GLOBAL WILL BE SUBJECT TO SIGNIFICANT RESTRICTIONS IF IT BECOMES AN INVESTMENT COMPANY.

   Harbor Global intends to conduct its businesses and operations so as to avoid being required to register as an investment company. If, nevertheless, Harbor Global were to be required to register as an investment company, because Harbor Global is a foreign company, the Investment Company Act would prohibit Harbor Global and any person deemed to be an underwriter of Harbor Global's securities from offering for sale, selling or delivering after sale, in connection with a public offering, any security issued by Harbor Global in the United States.

Recent Pronouncements of the Financial Accounting Standards Board

   In September 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. Management believes the impact of SFAS No. 133 will not be material to the financial statements of the Company. The Company was required to adopt SFAS No. 133 for the year beginning January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Company's financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On October 23, 2000, as the sole shareholder of Harbor Global, Pioneer voted by written consent to engage Deloitte & Touche LLP to serve as the Company's auditor effective as of the Spin-off. Harbor Global's board of directors approved the engagement of Deloitte & Touche by unanimous written consent.

   Prior to the Spin-off date, Harbor Global was a wholly owned subsidiary of Pioneer, and Arthur Andersen LLP served as auditor for both Pioneer and Harbor Global. The decision to change auditors was made in connection with Harbor Global's status as an independent company following the Spin-off.

   The reports of Arthur Andersen on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In the last two fiscal years and through the Spin-off date, there have been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Arthur Andersen would have caused it to make reference to the subject matter of the disagreement in any of its reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Directors

   Each of the following individuals has been elected for a five year term expiring at the annual general meeting immediately following the fifth anniversary of the Spin-off:

   Name                                                                      Age
   ----                                                                      ---
   John D. Curtin Jr........................................................  67
   W. Reid Sanders..........................................................  50
   John H. Valentine........................................................  75

   JOHN D. CURTIN JR. has been a Director of Harbor Global since October 2000. Mr. Curtin served as a director of Pioneer from February 2000 to October 2000. From 1995 to 1998, Mr. Curtin was the Chairman, President and Chief Executive Officer of Aearo Corporation, a provider of personal safety equipment. Prior to 1995, Mr. Curtin was the Executive Vice President and Chief Financial Officer of Cabot Corporation, a global specialty chemicals and materials company. Mr. Curtin serves as a Director of Aearo Corporation and Imperial Sugar Company, a refined sugar supplier.

   W. REID SANDERS has been a Director of Harbor Global since October 2000. Mr. Sanders served as a director of Pioneer from February 2000 to October 2000. Prior to retiring in 1999, Mr. Sanders was a Director and Executive Vice President of Southeastern Asset Management, Inc., an investment management firm that he co-founded in 1975. In addition, Mr. Sanders serves as a Trustee of The Hugo Dixon Foundation and Rhodes College, Trustee and member of the Executive Committee of the Dixon Gallery and Gardens and Vice Chairman and member of the Board of Trustees of the Hutchinson School.

   JOHN H. VALENTINE has been a Director of Harbor Global since October 2000. Mr. Valentine served as a director of Pioneer from 1985 to October 2000. Mr. Valentine is the Vice Chairman of the Board of Directors and Treasurer of Boston Medical Center and serves as the Chairman of the Board of Directors of Cypress Hill Associates, an outpatient addiction treatment facility. He is also Director of Entrepreneurial Management at Boston University Health Policy Institute. From 1980 to 1990, Mr. Valentine was a consultant to T.A. Associates, a manager of venture capital. From 1972 to 1975, Mr. Valentine was a partner of Tucker Anthony & R.L. Day, a member of the New York Stock Exchange. Mr. Valentine also serves as a Director of Visualization Technology, Inc., is a member of the Advisory Committees of the Hurricane Island Outward Bound School and the Thompson Island Outward Bound Education Center and was a Trustee of both institutions.

 Compensation Committee Interlocks and Insider Participation

   The Company does not have a Compensation Committee or other board committee performing similar functions. All decisions regarding compensation were made by the Company's board of directors.

 Executive Officers and Key Employees

   The following table sets forth information concerning the individuals who are executive officers of Harbor Global. Each individual has been elected to the office indicated and serves at the discretion of the Harbor Global board of directors.

Name                     Age                      Position
----                     ---                      --------
Stephen G. Kasnet.......  54 President and Chief Executive Officer
Donald H. Hunter........  44 Chief Operating Officer and Chief Financial Officer
Catherine V. Mannick....  46 Senior Vice President and General Counsel

   STEPHEN G. KASNET has been the President and Chief Executive Office of Harbor Global since October 2000 and has been President of PREA, L.L.C. since 1996. From 1998 to 2000, Mr. Kasnet was Executive Vice President of Pioneer and the President of Pioneer Global Investments, a division of Pioneer. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer. Mr. Kasnet served as a Managing Director of First Winthrop Corporation and Winthrop Financial Associates. Mr. Kasnet serves as a Director of Forest-Starma, Tas-Yurjah, Pioneer First and Pioneer First Investment Fund. He is also President of Harbor Far East Exploration, L.L.C., Pioneer Forest, Inc., Pioglobal Omega, L.L.C., PIOGlobal Corporation and Pioneer First Russia, Inc. In addition, Mr. Kasnet serves as Chairman of the Board of Directors of Warren Bancorp and Warren Five Cents Savings Bank and a Director of Bradley Real Estate, Inc.

   DONALD H. HUNTER has been Chief Operating Officer and Chief Financial Officer of Harbor Global since October 2000. From 1998 to 2000, Mr. Hunter was the Senior Vice President and Chief Operating Officer of Pioneer Global Investments, a division of Pioneer. From 1992 to 1998, Mr. Hunter was the Manager of International Finance at Pioneer. Prior to 1992, Mr. Hunter served in various high-profile finance roles at Pioneer and General Electric Company. Mr. Hunter serves as a Director of Forest-Starma, Tas-Yurjah and Pioneer First Investment Fund. He is Vice President and Treasurer of Harbor Far East Exploration, L.L.C., Pioneer Forest, Inc., Pioglobal Omega, L.L.C., PIOGlobal Corporation, Pioneer First Russia, Inc. and PREA L.L.C.

   CATHERINE V. MANNICK has been Senior Vice President and General Counsel of Harbor Global since October 2000. From 1996 to 2000, Ms. Mannick served as Assistant General Counsel of Pioneer, during which time she oversaw Pioneer's Russian legal matters. From 1998 to 2000 she was a Vice President of Pioneer. From 1991 to 1996, Ms. Mannick was Of Counsel at Hale and Dorr LLP in the firm's corporate department. Ms. Mannick is Secretary of Harbor Far East Exploration, L.L.C., Pioneer Forest, Inc., Pioglobal Omega, L.L.C., PIOGlobal Corporation and Pioneer First Russia, Inc. Ms. Mannick is currently a member of the Board of Directors of the U.S.-Russia Chamber of Commerce of Boston.

ITEM 11. EXECUTIVE COMPENSATION.

 Compensation of Directors

   Each Harbor Global director is entitled to receive $20,000 annually as compensation for serving on the Harbor Global board of directors. This annual compensation assumes the board of directors will meet four times annually and may be increased in the event of more frequent meetings. In addition, directors of Harbor Global are entitled to be reimbursed for out of pocket expenses incurred in connection with attendance at any meeting of the board of directors or any committee meeting of the board of directors. Each of the Harbor Global directors was paid $5,000 in director's fees in 2000.

   On November 2, 2000, the board of directors of Harbor Global approved the adoption of the Harbor Global Company Ltd. Non-employee Director Share Plan in accordance with the approval obtained from Pioneer, the Company's sole shareholder, on October 23, 2000. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director's future services as a director. The plan became effective upon adoption by the board and will terminate upon the earlier of (i) October 24, 2005, (ii) the grant of all of the common shares reserved for issuance under the plan or (iii) the termination of the plan by the board in accordance with the terms of the plan. No grants were made under this plan during fiscal year 2000.

 Compensation of Executive Officers

   Although Mr. Kasnet, Mr. Hunter and Ms. Mannick are executive officers of Harbor Global, Harbor Global does not directly pay compensation to these individuals. Instead, the administration and liquidation agreement between Harbor Global and Calypso Management provides that Harbor Global will pay the operating expenses of Calypso Management, including compensation of Mr. Kasnet, Mr. Hunter and Ms. Mannick.

   The following table sets forth information regarding compensation earned by the Chief Executive Officer and other executive officers of the Company during fiscal year 2000. The information set forth below includes compensation earned by the listed individuals as employees of Pioneer from January 1, 2000 through October 24, 2000 and as employees of Calypso Management from October 25, 2000 through December 31, 2000.

                                    Annual            Long Term
                                Compensation(1)    Compensation(4)
                                --------------- ---------------------
                                                Restricted Securities  All Other
Name and Principal       Fiscal Salary   Bonus    Stock    Underlying Compensation
Position                  Year  ($)(2)  ($)(3)  Awards($)  Options(#)    ($)(5)
------------------       ------ ------- ------- ---------- ---------- ------------
Stephen G. Kasnet.......  2000  308,589 495,000   61,861      --        245,301
  President,
  Chief Executive
   Officer
Donald H. Hunter........  2000  233,027 375,000   37,291      --        744,100
  Chief Operating
   Officer,
  Chief Financial
   Officer
Catherine V. Mannick....  2000  170,585  30,000   10,102      --        225,343
  Senior Vice President,
  General Counsel

--------
(1) Excludes cash payments of $205,000, $716,651 and $205,923 to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, paid by Pioneer pursuant to agreements entered into with Pioneer which provided for such payments upon the termination of Mr. Kasnet's, Mr. Hunter's and Ms. Mannick's employment with Pioneer.
(2) Includes $63,000, $48,527 and $32,885 paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, by Harbor Global through Calypso Management since October 24, 2000. Annualized 2000 base salaries paid by Harbor Global through Calypso Management were $325,000 for Mr. Kasnet, $250,000 for Mr. Hunter and $171,000 for Ms. Mannick.
(3) Includes $195,000, $175,000 and $30,000 paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick respectively, by Harbor Global through Calypso Management as amounts earned under a bonus plan for the Company's officers enabling Mr. Kasnet and Mr. Hunter to receive annual bonus payments up to 100% of their respective salaries and Ms. Mannick to receive annual bonus payments up to 50% of her salary based upon the achievement of performance goals that are established by the Harbor Global board of directors. The 2000 plan was reviewed and approved by the board of directors.
(4) All restricted stock awards represent shares of Pioneer common stock. Dollar values of 2000 restricted stock awards are based on the closing market price of Pioneer common stock on the date of grant. In connection with the merger of UniCredito and Pioneer, all restricted stock granted by Pioneer became fully vested prior to the consummation of the merger, and on October 24, 2000, each issued and outstanding share of Pioneer common stock converted into the right to receive a cash payment of $43.50 per share, and each outstanding option converted into the right to receive a cash payment equal to the excess of $43.50 over the per share exercise price of such option.
(5) Includes cash payments of $205,000, $716,651 and $205,923 to Mr. Kasnet, Mr. Hunter and Ms. Mannick respectively, paid by Pioneer pursuant to agreements entered into with Pioneer which provided for such payments upon the termination of employment with Pioneer. Includes contributions made by Pioneer under its 401(k) and qualified benefit plans for the benefit of Mr. Kasnet, Mr. Hunter, and Ms. Mannick in the amounts of $15,126, $9,948 and $11,199, respectively, and contributions made by Calypso Management under its 401(k) plan since October 24, 2000 for the benefit of Mr. Kasnet and Mr. Hunter in the amounts of $2,500 and $1,925, respectively. Includes $17,308, $15,576, and $8,221 of vacation pay paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, upon termination of their employment with Pioneer. Includes $5,367 paid to Mr. Kasnet for life insurance coverage.

   During fiscal year 2000, Mr. Kasnet exercised options to purchase 142,500 shares of Pioneer common stock for an aggregate realized value of $6,228,832.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table presents the number of shares of Harbor Global common stock beneficially owned as of March 1, 2001, unless otherwise indicated, by:

  --each person or entity known by Harbor Global to own more than five percent of its issued and outstanding common shares;

  --each director of Harbor Global;

  --each of the executive officers of Harbor Global; and

  --all directors and officers of Harbor Global as a group.

   Unless otherwise indicated, each person or entity has sole voting and investment power with respect to the shares listed opposite such person's or entity's name. Unless otherwise indicated, the percentages set forth below are based upon a total of 5,643,311 common shares outstanding as of March 1, 2001.

                                                        Number     Percent of
                                                          of       Outstanding
Beneficial Owner                                        Shares       Shares
----------------                                        -------    -----------
John F. Cogan, Jr...................................... 796,499(1)    14.11%
 Pioneer Investment
 Management USA Inc.
 60 State Street
 Boston, MA 02109
Gabelli Funds, LLC..................................... 571,570(2)    10.13%
 One Corporate Center
 Rye, NY 10580
Perry Corp. ........................................... 763,820(3)    13.54%
 599 Lexington Avenue
 New York, NY 10022
Tudor Proprietary Trading, L.L.C....................... 318,040(4)     5.64%
 1275 King Street
 Greenwich, CT 06831
John D. Curtin Jr.+....................................  10,000           *
W. Reid Sanders+.......................................  30,000           *
John H. Valentine+.....................................  10,600           *
Stephen G. Kasnet+.....................................  33,353           *
Donald H. Hunter+......................................   1,051           *
Catherine V. Mannick+..................................     377           *
All directors and officers of Harbor Global as a group
 (6 persons)...........................................  85,381        1.51%

--------
 * Denotes ownership of less than 1% of outstanding shares of Harbor Global common shares.
 +    Denotes a director or executive officer of Harbor Global.
(1) Consists of 697,631 shares of Harbor Global common stock with respect to which Mr. Cogan exercises sole voting and investment power and 98,868 shares of Harbor Global common stock with respect to which Mr. Cogan exercises shared voting and investment power. This information is based solely on information provided by John F. Cogan, Jr. in Amendment No. 1 to
     Schedule 13D, dated December 8, 2000 and filed with the Securities and Exchange Commission on December 8, 2000.
(2) Consists of shares of Harbor Global common stock held by a variety of investment advisory and investment company clients, over which shares GAMCO Investors, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc. or one of their affiliates exercises sole voting authority and sole investment power. This information is based solely on information provided by Gabelli Funds, LLC in Schedule 13D, dated November 3, 2000, and filed with the Securities and Exchange Commission on November 3, 2000.
(3) Consists of shares of common stock over which Perry Corp. exercises sole voting authority and sole investment power. The foregoing is based solely on information provided by the stockholder in Amendment No. 1 to Schedule 13G/A, dated February 14, 2001, and filed with the Securities and Exchange Commission on February 14, 2001.

(4) Consists of shares of common stock over which Tudor Proprietary Trading, L.L.C. exercises shared voting authority and shared investment power. The foregoing is based solely on information provided by the stockholder in
     Schedule 13G, dated February 2, 2001, and filed with the Securities and Exchange Commission on February 2, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   On August 7, 2000, Harbor Global entered into an administration and liquidation agreement with Calypso Management pursuant to which Calypso Management will manage the liquidation of Harbor Global and operate Harbor Global's assets pending their liquidation. Calypso Management is owned and operated by Mr. Kasnet and Mr. Hunter. Mr. Kasnet is the President and Chief Executive Officer and Mr. Hunter is the Chief Operating Officer, Chief Financial Officer and Treasurer of Calypso Management. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global board of directors in accordance with the administration and liquidation agreement. In addition, key employees of Calypso Management perform their services as officers of Harbor Global under the supervision of the Harbor Global board of directors.

   The administration and liquidation agreement provides that Harbor Global pays the operating expenses of Calypso Management incurred in connection with the provision of services to Harbor Global. These operating expenses include annual salaries for Mr. Kasnet and Mr. Hunter of $325,000 and $250,000, respectively, plus annual bonuses of up to 100% of such base salary, depending upon the achievement of performance goals established by the Harbor Global board of directors. The operating expenses include the annual salaries of Ms. Mannick and other employees of Calypso Management. Calypso Management provides the services of Mr. Kasnet, Mr. Hunter and Ms. Mannick and other employees to act as officers and employees of Harbor Global. The provision of services to Harbor Global by Calypso Management, Mr. Kasnet and Mr. Hunter will be exclusive, and Calypso Management, Mr. Kasnet and Mr. Hunter do not render services to other persons or entities without the prior written consent of the Harbor Global board of directors.

   As compensation for its provision of services to Harbor Global, Calypso Management will receive a portion of the net proceeds distributed from the liquidation of Harbor Global's assets, generally according to the following schedule:

  -- with respect to the first $36 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 10% of such net proceeds;

  -- with respect to the next $72 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

  -- with respect to any additional net proceeds, Calypso Management shall receive a payment equal to 10% of such net proceeds.

   Net proceeds do not include any unexpended portion of the $19.1 million contributed by Pioneer to Harbor Global. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, if Harbor Global enters into a transaction in which it is released or otherwise relieved of its indirect obligation to fulfill its existing capital commitment of approximately $5.4 million to the Pioneer Polish Real Estate Fund, the amount that otherwise would have been expended by Harbor Global to satisfy such capital commitment shall be included in the calculation of net proceeds. In addition, the proceeds received by Pioneer Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed, if any. Any portion of the net proceeds from the liquidation of Harbor Global assets prior to the second anniversary of distribution date to which Calypso Management is entitled will be aggregated and paid to Calypso Management on the second anniversary of the distribution date.

   The administration and liquidation agreement has a term ending upon the liquidation of Harbor Global, but may be terminated by either Calypso Management or Harbor Global upon 120 days prior written notice to the other following the second anniversary of the distribution date. If Harbor Global elects to terminate the agreement in accordance with the preceding sentence, Mr. Kasnet may commit, in a manner reasonably satisfactory to the Harbor Global board of directors, to continue his employment with Harbor Global pursuant to the administration and liquidation agreement and with Calypso Management pursuant to his employment agreement (which is described below) for an additional minimum period of one year, or a longer period as determined by Mr. Kasnet and the Harbor Global board of directors. In addition, Harbor Global may terminate the agreement in the event of:

  -- Mr. Kasnet's death or disability or other termination of his employment with Calypso Management;

  -- an uncured failure by Calypso Management to follow a reasonable direction of the Harbor Global board of directors;

  -- a material breach by Mr. Kasnet of his employment agreement with Calypso
     Management; or

  -- an act by Calypso Management in connection with its services to Harbor
     Global constituting bad faith, fraud or willful misconduct.

   Calypso Management is not entitled to the payments described above following a termination of the agreement. However, in the event of Mr. Kasnet's death or disability prior to the second anniversary of the distribution date, Calypso Management will remain entitled to receive its deferred allocation of any net proceeds distributed prior to such event. As part of the administration and liquidation agreement, Calypso Management has agreed to customary confidentiality and non-competition covenants with respect to Harbor Global.

   In addition, under the administration and liquidation agreement Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Mr. Kasnet following the second anniversary of the distribution date if Mr. Kasnet has not:

  -- voluntarily terminated his employment with either Harbor Global or Calypso Management;

  -- committed an act, in connection with the performance of his services with Calypso Management or Harbor Global constituting bad faith, fraud or willful misconduct;

  -- willfully failed to carry out a vote of Harbor Global's board of directors which results in material economic harm to Harbor Global; or

  -- become disabled.

   Calypso Management provides Mr. Kasnet with life insurance in the amount of $1.8 million from the distribution date through the second anniversary of the distribution date, and Harbor Global reimburses Calypso Management for the cost of this insurance.

   Harbor Global has deposited $1.8 million in an escrow account. Mr. Kasnet's $1.8 million signing and retention bonus is held in the escrow account and is payable to Mr. Kasnet in accordance with the escrow agreement as described above.

   Mr. Kasnet and Mr. Hunter each entered into employment agreements with Calypso Management as of August 8, 2000. The employment agreements provide for salaries and bonuses as described above in connection with the administration and liquidation agreement. Mr. Kasnet's employment agreement has a term ending upon the liquidation of Harbor Global, but may be terminated by Mr. Kasnet upon 120 days prior written notice to Calypso Management and Harbor Global following the second anniversary of the distribution date. The employment agreement provides that Mr. Kasnet will be entitled to receive 50% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global's assets. If Mr. Kasnet is paid the $1.8 million signing and retention bonus as described above, his allocation percentage will be reduced to 33 1/3 % of amounts paid by Harbor Global to Calypso Management with respect to distributions of more than

$36 million in the aggregate and less than $108 million in the aggregate. Calypso Management, at the direction of the Harbor Global board of directors, may terminate Mr. Kasnet in the event he:

  -- materially breaches the employment agreement or the administration and liquidation agreement;

  -- is convicted of a felony;

  -- fails to follow a reasonable direction of the Harbor Global board of directors; or

  -- becomes disabled.

   Mr. Hunter's employment agreement provides that Mr. Hunter's employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If Calypso Management terminates Mr. Hunter other than for cause prior to the second anniversary of the distribution date, Calypso Management is obligated to pay Mr. Hunter $300,000. The employment agreement also provides that Mr. Hunter is entitled to receive 30% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global's assets. If Mr. Hunter remains employed by Calypso Management on the second anniversary of the distribution date, Calypso Management is obligated to pay Mr. Hunter a retention payment of $300,000, which amount will be reduced dollar for dollar by any deferred amounts payable to him on that date from the liquidation of Harbor Global's assets.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are included as part of this Annual Report on Form 10-K.

   1. FINANCIAL STATEMENTS:

       Reference is made to the Report of Independent Public Accountants, the Consolidated Financial Statements, the Notes to Consolidated Financial included in this Annual Report on Form 10-K at pages F-1 through F-22.

   2. FINANCIAL STATEMENT SCHEDULES:

       Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

   3. EXHIBITS:

       The exhibits filed with or incorporated into this Annual Report on Form 10-K are listed on the "Index to Exhibits" below.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  2.1*   Form of Distribution Agreement by and among The Pioneer Group, Inc.,
         Harbor Global Company Ltd. and Harbor Global II Ltd.
  3.1+   Memorandum of Association of Harbor Global Company Ltd.
  3.2+   Bye-Laws of Harbor Global Company Ltd.
  4.1**  Specimen Common Share Certificate
 10.1+   Form of Tax Separation Agreement by and among The Pioneer Group, Inc.,
         Harbor Global Company Ltd. and Harbor Global II Ltd.
 10.2*   Form of Administration and Liquidation Agreement by and between
         Calypso Management LLC and Harbor Global Company Ltd.
 10.3*   Form of Escrow Agreement by and among Harbor Global Company Ltd.,
         Calypso Management LLC, Stephen G. Kasnet and State Street Bank and
         Trust Company

 Exhibit
  Number                               Description
 -------                               -----------
 10.4+    Purchase Agreement dated as of May 11, 2000 by and among Ashanti
          Goldfields Company Limited, The Pioneer Group, Inc., Pioneer
          Goldfields II Limited and Ashanti Goldfields (Teberebie) Limited
 10.5+    Form of Promissory Note from Ashanti Goldfields Teberebie Limited to
          Pioneer Goldfields II Limited
 10.6+    Amended and Restated Limited Partnership Agreement of Pioneer Poland
          U.S., L.P. dated as of January 20, 1995 by and between Pioneer Poland
          U.S. (Jersey) Limited and Pioneer Poland U.K. (Jersey) Limited, as
          amended July 18, 1995, September 15, 1995, October 18, 1995 and
          August 3, 1999
 10.7+    Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of
          January 20, 1995 by and among Pioneer Poland UK Limited, Pioneer
          Poland U.K. (Jersey) Limited and the Limited Partners, as amended
          July 18, 1995, September 15, 1995, October 18, 1995 and August 3,
          1999
 10.8+    Limited Partnership Agreement of Pioneer Poland GP Limited
          Partnership dated as of August 3, 1999 by and among Pioneer Poland
          U.S. (Jersey) Limited and the Limited Partners
 10.9+    Joint Management Agreement dated as of January 20, 1995 by and among
          Pioneer Poland U.S., L.P., Pioneer Poland UK Limited and Pioneering
          Management (Jersey) Limited, as amended September 15, 1995 and August
          3, 1999
 10.10*** Log Sales Contract No. 11-21-00 dated as of November 27, 2000 by and between Rayonier Inc. and Closed Joint-Stock Company "Forest-Starma"
 10.11*** Letter Agreement dated as of November 27, 2000 by and between
          Rayonier Inc. and Closed Joint-Stock Company "Forest-Starma"
 10.12+   Advisory Agreement dated as of January 20, 1995 by and between
          Pioneering Management (Jersey) Limited and Pioneer Investment Poland
          Sp. z o.o, as amended September 15, 1995
 10.13**  Harbor Global Company Ltd. Non-employee Director Share Plan
 10.14*** Massachusetts Full-Service Office Lease Faneuil Hall Marketplace
          dated as of October 26, 2000 by and between Faneuil Hall Marketplace,
          Inc. and Harbor Global Company Ltd., as amended by First Amendment to
          Lease dated as of December 13, 2000
 10.15*** Amendment No. 1 to Administration and Liquidation Agreement dated as of October 30, 2000 by and between Harbor Global Company, Ltd. and
          Calypso Management LLC
 10.16*** Amendment No. 2 to Administration and Liquidation Agreement dated as of February 1, 2001 by and between Harbor Global Company Ltd. and
          Calypso Management LLC
 10.17+   Subscription and Shareholders' Agreement dated as of October 20, 1999 by and among Pioneer Polski Fundusz Nieruchomosci S.A., Fundacja Na
          Rzecz Nauki Polskiej, Towarzystwo Obrotu Nieruchomosciami AGRO S.A.,
          Vienna Leas International S.A., Pioneer Real Estate Advisors Poland
          Sp. z o.o., Pioneer Pierwsze Polskie Towarzystwo Funduszy
          Inwestycyjnych S.A., PREA, LLC (formerly Pioneer Real Estate
          Advisors, Inc.), CADIM Servotech B.V. and The European Bank for
          Reconstruction and Development
 10.18+   Investment Advisory Agreement dated as of October 27, 1999 by and between Pioneer Polski Fundusz Nieruchomosci S.A. and Pioneer Real
          Estate Advisors Poland Sp. z o.o.
 10.19    [Reserved]
 10.20    [Reserved]
 10.21*** Amendment dated as of September 21, 1998 to the Master Lease
          Agreement dated as of July 1, 1996 by and between Open Joint-Stock
          Company "Pioneer First Investment Fund" (formerly Open Joint-Stock
          Company "First Investment Voucher Fund") and PREA, LLC (formerly
          Pioneer Real Estate Advisors, Inc.)
 10.22+   Master Transaction Agreement dated as of May 15, 1996 by and between
          Open Joint-Stock Company "Pioneer First Investment Fund" (formerly
          Open Joint-Stock Company "The First Investment Voucher Fund") and
          PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

 Exhibit
 Number                                Description
 -------                               -----------
 10.23+  Property Management Agreement dated as of May 15, 1996 by and between
         Open Joint-Stock Company "Pioneer First Investment Fund" (formerly
         Open Joint-Stock Company "The First Investment Voucher Fund") and
         PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)
 10.24+  Master Lease Agreement dated as of July 1, 1996 by and between Open
         Joint-Stock Company "Pioneer First Investment Fund" (formerly Open
         Joint-Stock Company "The First Investment Voucher Fund") and PREA, LLC
         (formerly Pioneer Real Estate Advisors, Inc.)
 10.25+  Management Agreement dated as of November 24, 1998 by and between
         Closed Joint-Stock Company "Pioneer First" and Open Joint-Stock
         Company "Pioneer First Investment Fund" (formerly Open Joint-Stock
         Company "The First Investment Voucher Fund"), as amended December 13,
         1998
 10.26+  License No. HAB 00486 BR for the Right to Use Mineral Resources dated as of July 7, 1995 issued by the Committee on Geology and Use of
         Mineral Resources of the Russian Federation to Closed Joint-Stock
         Company "Tas-Yurjah" Mining Company
 10.27+  Agreement on Conditions of the Use of Mineral Resources under License
         No. HAB 00486 BR dated as of July 7, 1995 by and among the
         Administration of the Khabarovsk Territory, the Far Eastern Committee
         on Geology and Use of Mineral Resources (Dalgeolkom) and Closed Joint-
         Stock Company "Tas-Yurjah" Mining Company
 10.28+  License No. HAB 01012 BR for the Right to Use Mineral Resources dated as of August 27, 1997 issued by the Committee on Geology and Use of
         Mineral Resources of the Russian Federation to Closed Joint-Stock
         Company "Tas-Yurjah" Mining Company, as amended by the Resolution of the Administration of the Khabarovsk Territory and Committee of
         Natural Resources of the Khabarovsk Territory dated as of December 30,
         1998
 10.29+  Agreement on Conditions of the Use of Mineral Resources License No.
         HAB 01012 BR dated as of August 27, 1997 by and among the
         Administration of the Khabarovsk Territory, the Far Eastern Committee
         on Geology and Use of Mineral Resources (Dalgeolkom) and Closed Joint-
         Stock Company "Tas-Yurjah" Mining Company
 10.30+  License No. HAB 10650 BE for the Right to Use Mineral Resources dated as of May 6, 1998 issued by the Committee on Geology and Use of
         Mineral Resources of the Russian Federation to Closed Joint-Stock
         Company "Tas-Yurjah" Mining Company
 10.31+  Licensing Agreement regarding License No. HAB 10650 BE dated as of May
         6, 1998 by and among the Ministry of Natural Resources of the Russian
         Federation, the Khabarovsk Territory and Closed Joint-Stock Company
         "Tas-Yurjah" Mining Company, as amended January 22, 1999
 10.32+  Agreement on Lease of Timber Tracts dated as of March 10, 1998 by and between Vysokogorny Leskhoz and Closed Joint-Stock Company "Forest-
         Starma"
 10.33+  Agreement on Lease of Timber Tracts dated as of March 13, 1998 by and between Tumninsky Leskhoz and Closed Joint-Stock Company "Forest-
         Starma"
 10.34+  License No. 11 for Long-Term Use (Lease) of Timber Tracts in the
         Khabarovsk Territory dated as of January 12, 1998 issued by the
         Federal Timber Service of Russia to Closed Joint-Stock Company
         "Forest-Starma"
 10.35+  License No. 18 for Long-Term Use (Lease) of Timber Tracts in the
         Khabarovsk Territory dated as of November 15, 1997 issued by the
         Federal Timber Service of Russia to Closed Joint-Stock Company
         "Forest-Starma"
 10.36+  License No. 19 for Long-Term Use (Lease) of Timber Tracts in the
         Khabarovsk Territory dated as of November 15, 1997 issued by the
         Federal Timber Service of Russia to Closed Joint-Stock Company
         "Forest-Starma"
 10.37+  Contract on Laboratory Research dated as of March 24, 2000 by and between FGUGGP "KhabarovskGeologiya" and Closed Joint-Stock Company
         "Tas-Yurjah" Mining Company

 Exhibit
 Number                                Description
 -------                               -----------
 10.38+  License No. 9 for Long-Term Use (Lease) of Timber Tracts in the
         Khabarovsk Territory dated as of November 25, 1996 issued by the
         Federal Timber Service of Russia to Closed Joint-Stock Company
         "Udinskoye"
 10.39+  Agreement on the Lease of Timber Tracts dated as of September 27, 1996 by and between Kerbinsky Leskhoz and Closed Joint-Stock Company
         "Udinskoye"
 10.40+  License No. 402980 dated as of February 2, 2000 issued by the
         Administration of the Khabarovsk Territory, Department of Natural
         Resources and Mining Industry to Closed Joint-Stock Company
         "Udinskoye"
 10.41+  License No. 6 for Long-Term Use (Lease) of Timber Tracts dated as of
         January 1, 1996 issued by the Federal Timber Service of Russia to
         Closed Joint-Stock Company "Amgun-Forest"
 10.42+  Agreement on Lease of Timber Tracts dated as of June 9, 1995 by and between Kerbinsky Leskhoz and Closed Joint-Stock Company "Amgun-
         Forest"
 10.43+  Services Agreement dated as of January 5, 1994 by and between The
         Pioneer Group, Inc. and Closed Joint-Stock Company "Forest-Starma"
 10.44+  Assignment Agreement dated as of May 16, 2000 by and among Pioneer
         Forest, LLC, The Pioneer Group, Inc. and Closed Joint-Stock Company
         "Forest-Starma"
 10.45+  Services and Professional Personal Secondment Agreement dated as of
         April 1, 1996 by and between PIOGlobal Corporation and Joint-Stock
         Company "Forest-Starma"
 10.46+  Contract No. RU/10325105/30198 dated as of July 15, 1998 by and between Pioneer Forest, Inc. and Closed Joint-Stock Company "Forest-
         Starma"
 10.47+  License Series DMT 1008 No. 003930 dated as of July 1, 1996 issued by the Ministry of Transportation of the Russian Federation to Closed
         Joint-Stock Company "Forest-Starma"
 10.48+  Contract No. 11/2000 On Fuel Delivery dated as of February 3, 2000 by and between Closed Joint-Stock Company "Transbunker-Trading" and
         Closed Joint-Stock Company "Forest-Starma"
 10.49+  Shareholders Agreement dated as of October 16, 1996 by and among
         Pioneer First Russia, Inc., Pioneer Omega, Inc. and International
         Finance Corporation
 10.50+  Put and Call Agreement dated as of October 16, 1996 by and among
         Pioneer First Russia, Inc., Pioneer Omega, Inc. and International
         Finance Corporation
 10.51+  Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company
         "Pioneer First Investment Fund" (formerly Open Joint-Stock Company
         "The First Investment Voucher Fund"), as amended February 14, 2000 by
         Supplemental Agreement No. 7
 10.52+  Land Sublease Agreement dated as of April 18, 2000 by and between Open
         Joint-Stock Company "Pioneer First Investment Fund" and PREA, LLC
         (formerly Pioneer Real Estate Advisors, Inc.)
 10.53+  License No. HAB 01426 BP for the Right to Use Mineral Resources dated as of June 2, 2000 issued by the Committee on Natural Resources of the
         Khabarovsk Territory to Closed Joint-Stock Company "Tas-Yurjah" Mining
         Company
 10.54+  Conditions of the Use of Mineral Resources under License No. HAB 01426
         BP dated as of May 25, 2000 by and between the Chairman of the
         Committee on Natural Resources of the Khabarovsk Territory and Closed
         Joint-Stock Company "Tas-Yurjah Mining" Company
 10.55*  Form of Employment Agreement by and between Calypso Management LLC and
         Stephen G. Kasnet
 10.56*  Form of Employment Agreement by and between Calypso Management LLC and
         Donald H. Hunter
 16.1++  Letter of Aurthur Andersen LLP
 21.1*   List of Subsidiaries of Harbor Global Company Ltd.

--------
*** Filed herewith.
** Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.

++ Incorporated by reference to Harbor Global's Report on Form 8-K (file number
   0-30889) filed on October 26, 2000.
* Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.'s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
+ Incorporated by reference to Harbor Global Company Ltd.'s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.

   (b) Reports on Form 8-K:

   On October 26, 2000, the Company filed a Current Report on Form 8-K in connection with the appointment of Deloitte & Touche LLP of Boston, Massachusetts as the Company's auditors.

                           HARBOR GLOBAL COMPANY LTD.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-1
Report of Independent Public Accountants................................. F-2
Consolidated Statements of Operations--Years Ended December 31, 2000,
 1999 and 1998........................................................... F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-4
Consolidated Statements of Changes in Stockholders' Equity--Years Ended
 December 31, 2000, 1999 and 1998........................................ F-5
Consolidated Statements of Cash Flows--Years Ended December 31, 2000,
 1999 and 1998........................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harbor Global Company Ltd.
Boston, MA

   We have audited the accompanying balance sheet of Harbor Global Company Ltd. (a Bermuda limited duration company) as of December 31, 2000, and the related statement of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 1999 and 1998, were audited by other auditors whose report, dated June 9, 2000 and updated for subsequent events to August 21, 2000, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such 2000 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

February 2, 2001

                    Report of Independent Public Accountants

   We have audited the accompanying consolidated balance sheet of Harbor Global Company Ltd. (a Bermuda limited duration company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Global Company Ltd. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

   As explained in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

Arthur Andersen llp

Boston, Massachusetts
June 9, 2000
(except with respect to the matters
discussed in Note 14, as to which
the date is August 21, 2000)

                           HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, 1999, and 1998

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                     (In Thousands Except
                                                      Per Share Amounts)
Revenues:
  Timber Sales................................... $ 12,853  $ 14,383  $ 10,450
  Real Estate Rental Revenue.....................    8,211     9,495     8,589
  Other..........................................    3,201     4,229     2,421
                                                  --------  --------  --------
      Total Revenues.............................   24,265    28,107    21,460
Operating Expenses:
  Timber Cost of Goods Sold......................  (12,296)  (15,252)  (18,918)
  Salary and Benefit Expenses....................   (4,189)   (6,052)   (6,882)
  Facility Expenses..............................   (1,368)   (1,489)   (2,620)
  Building and Property Management Expenses......   (2,073)   (2,350)   (4,965)
  Other Expenses.................................  (11,060)   (5,461)  (18,686)
  Write-down of Natural Resource Projects........      --       (685)   (6,103)
  Reduction in the Carrying Value of Timber
   Assets........................................      --    (15,300)      --
  Allocation of Former Parent Company Costs......   (7,796)  (11,431)   (9,957)
                                                  --------  --------  --------
      Total Operating Expenses...................  (38,782)  (58,020)  (68,131)
                                                  --------  --------  --------
      Operating Loss.............................  (14,517)  (29,913)  (46,671)
Other Income (Expense):
  Unrealized and Realized Gains (Losses) on
   Securities....................................   21,525     2,095   (11,255)
  Write-down of Venture Capital Investments......  (18,159)      --        --
  Interest Expense...............................     (469)     (593)     (734)
                                                  --------  --------  --------
      Total Other Income (Expense)...............    2,897     1,502   (11,989)
      Loss from Continuing Operations before
       Provision for Income Taxes and Minority
       Interest..................................  (11,620)  (28,411)  (58,660)
Provision for Income Taxes.......................   (8,003)   (1,438)     (183)
                                                  --------  --------  --------
      Loss from Continuing Operations before
       Minority Interest.........................  (19,623)  (29,849)  (58,843)
Minority Interest Income (Expense)...............   10,498    (1,438)   13,456
                                                  --------  --------  --------
      Net Loss from Continuing Operations before
       Cumulative Effect of a Change in
       Accounting Principle......................   (9,125)  (31,287)  (45,387)
Net Loss from Discontinued Operations............     (911)   (1,413)  (10,142)
Cumulative Effect of Change in Accounting
 Principle.......................................      --    (11,371)      --
                                                  --------  --------  --------
      Net Loss................................... $(10,036) $(44,071) $(55,529)
                                                  ========  ========  ========
Loss Per Share:
Continuing Operations............................ $  (1.62) $  (5.54) $  (8.04)
Discontinued Operations..........................    (0.16)    (0.25)    (1.80)
Cumulative Effect of Change in Accounting
 Principle.......................................      --      (2.02)      --
                                                  --------  --------  --------
Basic and Diluted Loss Per Share................. $  (1.78) $  (7.81) $  (9.84)
                                                  ========  ========  ========
Weighted Average Shares Outstanding..............    5,643     5,643     5,643

  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                               2000      1999
                                                             --------  --------
                                                              (In Thousands)
ASSETS
Cash and Cash Equivalents..................................  $ 24,338  $  5,177
Restricted Cash............................................       382       880
Marketable Securities......................................     5,321        40
Accounts Receivable........................................     3,703     3,065
Prepaid Charges............................................     1,897       620
Timber Inventory...........................................     3,907     2,482
Other Current Assets.......................................         7       213
Net Current Assets of Discontinued Operations..............       --      6,004
                                                             --------  --------
  Total Current Assets.....................................    39,555    18,481
Long Term Restricted Cash..................................     6,820       --
Goodwill...................................................     1,239     1,524
Polish Venture Capital Investment..........................    31,964    51,093
Long-term Investments......................................    11,738     6,712
Building...................................................    23,965    24,559
Timber Equipment...........................................     9,899    12,566
Other Long-term Assets.....................................     2,883     2,687
Marketable Securities......................................     5,665       --
Notes Receivable...........................................    10,593       --
Net Noncurrent Assets of Discontinued Operations...........       --      1,329
                                                             --------  --------
  Total Assets.............................................  $144,321  $118,951
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts Payable...........................................  $  2,175  $  2,628
Accrued Expenses...........................................     4,275     4,358
Foreign Taxes Payable......................................     4,238     1,544
Current Portion of Notes Payable...........................       --      1,240
                                                             --------  --------
  Total Current Liabilities................................    10,688     9,770
Amounts Due to Former Affiliates...........................       --    102,019
Long Term Escrow Liability.................................     1,800       --
Notes Payable, Net of Current Portion......................     5,000     3,720
                                                             --------  --------
  Total Liabilities........................................    17,488   115,509
Minority Interest..........................................    51,577    61,632
SHAREHOLDERS' EQUITY (DEFICIT)
Common shares, par value $.0025 per share; authorized
 48,000,000 shares; 5,643,311 shares issued and outstanding
 as of December 31, 2000...................................        14       --
Preferred shares par value $.01 per share; authorized
 1,000,000 shares; none issued.............................       --        --
Former Parent Company Deficit..............................       --    (58,190)
Accumulated Deficit........................................      (521)      --
Paid-in Capital............................................    75,763       --
                                                             --------  --------
  Total Shareholders' Equity (Deficit).....................    75,256   (58,190)
                                                             --------  --------
  Total Liabilities and Shareholders' Equity (Deficit).....  $144,321  $118,951
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2000, 1999, and 1998

                              Common Stock             Former Parent                 Total
                          --------------------            Company                Stockholders'
                           Shares              Paid-in    Equity     Accumulated    Equity
                           Issued   Amount Par Capital    Deficit      Deficit     (Deficit)
                          --------- ------ --- ------- ------------- ----------- -------------
                                                  Dollars in Thousands
Balance, December 31,
 1997...................                                 $  7,088                  $  7,088
Add (Deduct):
Net Loss................                                  (55,529)                  (55,529)
Former Parent Company
 Investment.............                                   19,689                    19,689
                                                         --------                  --------
Balance, December 31,
 1998...................                                  (28,752)                  (28,752)
Add (Deduct):
Net Loss................                                  (44,071)                  (44,071)
Former Parent Company
 Investment.............                                   14,633                    14,633
                                                         --------                  --------
Balance, December 31,
 1999...................                                  (58,190)                  (58,190)
Add (Deduct):
Net Loss to Contribution
 October 24, 2000.......                                   (9,515)                   (9,515)
Former Parent Company
 Investment and
 Forgiveness of Payables
 to Affiliates..........                                  143,468                   143,468
                                                         --------                  --------
Balance to Contribution
 Date...................                                   75,763                    75,763
Former Parent Company
 Contribution...........                       $75,763    (75,763)                      --
Shares Issued...........  5,643,311 $.0025 $14                                           14
Net Loss Subsequent to
 Contribution Date......                                                 (521)         (521)
                                           --- -------   --------       -----      --------
Balance, December 31,
 2000...................                   $14 $75,763   $    --        $(521)     $ 75,256
                                           === =======   ========       =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999, and 1998

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In Thousands)
Cash Flows from Operating Activities:
 Net Loss........................................ $(10,036) $(44,071) $(55,529)
 Net Loss of Discontinued Operations.............     (911)   (1,413)  (10,142)
 Cumulative Effect of Change in Accounting
  Principle......................................      --    (11,371)      --
                                                  --------  --------  --------
   Net Loss from Continuing Operations...........   (9,125)  (31,287)  (45,387)
 Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities--
 Bad Debt Expense................................      --        --      2,559
 Depreciation and Amortization...................    4,277     4,272     7,543
 Write-down of Natural Resource Projects.........      --        685     6,103
 Reduction in the Carrying Value of Timber
  Assets.........................................      --     15,300       --
 Unrealized and Realized (Gains) Losses on
  Venture Capital, Marketable Securities, and
  Long-term Investments, Net.....................   (3,366)   (2,095)   11,665
 Provision on Other Investments..................     (420)       81       420
 Minority Interest...............................  (10,498)    1,438   (13,456)
 Non-cash Interest Income on Note Receivable.....     (322)      --        --
 Allocation of Former Parent Company Costs.......    7,796    11,431     9,957
 Interest Earned on Restricted Cash..............      (32)      --        --
Changes in Operating Assets and Liabilities--
 Timber Inventory................................   (1,425)    1,103     2,312
 Other Current Assets............................   (6,990)    1,655     2,937
 Other Long-term Assets..........................   (6,070)    1,099    (1,336)
 Accrued Expenses and Accounts Payable...........    1,788    (8,513)    5,677
                                                  --------  --------  --------
   Total Adjustments and Changes in Operating
    Assets and Liabilities.......................  (15,262)   26,456    34,381
                                                  --------  --------  --------
   Net Cash Used in Continuing Operating
    Activities...................................  (24,387)   (4,831)  (11,006)
                                                  --------  --------  --------
   Net Cash Provided by (Used in) Discontinued
    Operations...................................    8,678    (3,119)   (6,976)
                                                  --------  --------  --------
Cash Flows from Investing Activities:
 Building........................................      (77)     (556)     (832)
 Purchase of Long-term Venture Capital
  Investments....................................      --       (201)  (29,652)
 Proceeds from Sale of Long-term Venture Capital
  Investments....................................      970     1,003       492
 Deferred Timber Development Costs...............      --       (695)      --
 Purchase of Timber Equipment....................     (445)   (3,127)   (4,988)
 Purchase of Long-term Investments...............  (14,196)     (189)   (2,245)
 Proceeds from Sale of Long-term Investments.....   31,115       768     5,007
                                                  --------  --------  --------
   Net Cash Provided by (Used in) Investing
    Activities...................................   17,367    (2,997)  (32,218)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
 Capital Contributions...........................      --      3,202     9,732
 Due to Affiliates, Net..........................    1,508     8,025    18,579
 Amounts Invested by Limited Partners of Venture
  Capital Subsidiary.............................      950       475    27,169
 Repayment of Short-term Borrowings..............      --        --       (738)
 Repayments of Notes Payable.....................   (4,960)   (1,696)   (4,680)
 Distribution from Former Parent Company.........   19,111       --        --
 Reclassification of Restricted Cash.............      880       633        39
                                                  --------  --------  --------
   Net Cash Provided by Financing Activities.....   17,489    10,639    50,101
                                                  --------  --------  --------
Effect of Foreign Currency Exchange Rate Changes
 on Cash and Cash Equivalents....................       14        12      (104)
Net Increase (Decrease) in Cash and Cash
 Equivalents.....................................   19,161      (296)     (203)
                                                  --------  --------  --------
Cash and Cash Equivalents, Beginning of Period...    5,177     5,473     5,676
                                                  --------  --------  --------
Cash and Cash Equivalents, End of Period......... $ 24,338  $  5,177  $  5,473
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

(1) BACKGROUND AND BASIS OF PRESENTATION

 Background

   Prior to October 24, 2000, Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer"). On May 14, 2000, Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"), entered into a merger agreement under which a wholly owned subsidiary of UniCredito would merge with and into Pioneer (the "Merger Agreement"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer transferred selected assets and liabilities per the Distribution Agreement to Harbor Global and distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

   The Company's assets primarily consist of the following: Russian real estate management and investment management operations; Polish venture capital investment and management operations; Polish real estate management operations; timber harvesting and sales in Russia ("Russian Timber Operations"); and its other assets and operations ("Other") including gold exploration operations in Russia, approximately $31.5 million in cash, of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations, approximately $2.2 million of which is restricted to satisfy certain compensation liabilities payable to current employees of Harbor Global or its subsidiaries, or Calypso Management LLC ("Calypso Management" or the "Manager"), which has been engaged to manage and ultimately liquidate the Company's assets, and a non-interest-bearing promissory note with a face value of $13.8 million, payable to Pioneer Goldfields II Limited, a wholly owned subsidiary of the Company.

 Basis of Presentation

   The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company's businesses. The historical consolidated financial statements include allocations of certain Pioneer expenses relating to the Company's businesses that were transferred to the Company from Pioneer. All intercompany transactions and balances between the Company's businesses have been eliminated.

   Historically, certain costs were incurred on the Company's behalf by Pioneer. These costs relate to shared activities, such as executive, legal, finance, human resources and information technology support. The shared activities costs are allocated to all Pioneer business units and the Company based upon estimated time spent and the actual compensation costs of the departments performing shared activities. Additionally, certain other costs which are directly attributable to the operations of the Company, such as salary and benefits costs of Pioneer employees who have worked exclusively for the Company, and other direct costs, including travel, entertainment, and political risk insurance, are allocated to the Company and are included in the Statements of Operations as costs allocated by former parent. The cost of the shared services charged to the Company is not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these shared functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of an independent public company.

   Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax expenses will be borne by its shareholders.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


   The consolidated financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity, and cash flows of the Company if it had been a separate, stand-alone entity during the years presented.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

 Consolidation

   The accompanying consolidated financial statements include the Company's wholly owned and majority-owned subsidiaries and certain partnerships that it controls. Intercompany transactions and balances have been eliminated. The Company has consolidated Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. in which the Company's ownership interests are 7.2% and 9.2%, respectively. Control is defined by several factors, including, but not limited to, the fact that the Company is the general partner of both Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P., the general partner has absolute and unilateral authority to make investment decisions, the limited partners may not remove the general partner, and the general partner has absolute and unilateral authority to declare, or not to declare, distributions of partnership income to the partners. Investments in which the Company has less than a 20% ownership interest are generally accounted for under the cost method of accounting.

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of investments of the Pioneer First Investment Fund and venture capital investments and the estimated future cash flows of the Company's timber operations, as discussed herein.

 Revenue Recognition

   The Company records timber sales when title passes and the timber is shipped. Real estate rental revenue is recorded monthly over the terms of the leases. Investment management, shareholder services, trustee and other fees are recorded as income during the period in which services are performed.

 Cash and Cash Equivalents

   All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. All highly liquid investments purchased with a maturity of greater than three months, but less than twelve months are classified under other marketable securities.

 Timber Inventory

   Inventories are stated at the lower of average cost or net realizable value.

 Goodwill

   Harbor Global acquired its Russian real estate management and investment management operations in 1995 for approximately $20,000,000. At inception, the excess of the purchase price over the estimated fair value of the assets approximated $2,858,000. As of December 31, 2000 and 1999, goodwill totaled approximately $1,239,000 and $1,524,000, respectively, and is being amortized over 10 years. Amortization

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000

expense was approximately $285,000 for 2000, 1999 and 1998. At December 31, 2000 and 1999, the accumulated amortization of goodwill was approximately $1,619,000 and $1,334,000, respectively.

 Polish Venture Capital Investment

   The Company's venture capital investments are made through certain of its consolidated partnerships. The venture capital investments are in companies that are domiciled in Poland and are primarily engaged in bringing new technology to market, as well as more mature companies in need of capital for expansion, acquisitions, management buyouts, or recapitalizations. At the time the investments are made, the investments are primarily in the form of unregistered common and preferred stock, warrants, and promissory notes. No market quotes are available for the venture capital investments.

   Most of the Company's venture capital investments are valued at fair value, as determined in good faith by management. In determining fair value, investments are initially stated at cost until significant subsequent events require a change in valuation. The Company considers the financial condition and operating results of the investee, prices paid in subsequent private offerings of the same or similar securities, the amount that the Company can reasonably expect to realize upon the sale of these securities, and other factors deemed relevant.

 Long-Term Investments

   Long-term investments consist of Russian investments of Open Joint-Stock Company "Pioneer First Investment Fund" ("Pioneer First Investment Fund"). These equity securities are carried at cost with adjustments made for any other-than-temporary impairment in value until such time as the breadth and scope of the Russian securities markets develop to certain quantifiable levels. The carrying value of these securities was approximately $11,738,000 and $6,712,000 at December 31, 2000 and 1999, respectively. Management estimated the approximate fair value of these securities was $13,249,000 and $20,600,000 at December 31, 2000 and 1999, respectively, based upon available market quotations and appraisals.

 Building

   The building represents an office building in Russia, the Meridian Commercial Tower. Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years.

 Timber Equipment

   Timber equipment and facilities consist of a jetty, logging equipment, and building and housing units. These costs are principally depreciated on a units-of-production basis, which anticipates recovery over 5 to 20 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. In the event of retirement or other disposition of a fixed asset, the cost of the asset and the related accumulated depreciation or amortization amount is removed from the accounts.

 Valuation of Financial Instruments

   Financial instruments consist primarily of cash and cash equivalents, notes receivable, marketable securities, accounts payable and notes payable. The Company considers the available market quotations when estimating fair value of financial instruments. As stated in the accompanying consolidated balance sheets, the carrying values of the Company's financial instruments approximate fair value.

   Marketable securities primarily consist of foreign government bonds and U.S. treasury bills.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


 Comprehensive Loss

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive Loss, as defined, includes all changes in equity during a period from nonowner sources. The comprehensive loss is equal to the Company's net loss for all years presented.

 Foreign Currency Translation

   In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency of the Company's timber operation is the U.S. dollar, as the revenues, costs of capital equipment, and financing costs are principally denominated in U.S. dollars. The functional currency of the Company's financial services operations is generally the currency of the country in which those operations are conducted. However, all of those operations are conducted in countries having highly inflationary economies and, as a result, the functional currency is currently the U.S. dollar. For those entities, the translation gains and losses that result from remeasuring into the U.S. dollar for reporting purposes are included in the accompanying consolidated statements of operations. The net foreign currency losses in the statement of operations were approximately $288,000 in 2000, $135,000 in 1999, and $1,705,000 in 1998.

 Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to Be Disposed Of, the Company uses an estimate of the future undiscounted cash flows of the related asset or asset grouping in measuring whether the assets are impaired. If any impairment is identified, an impairment charge is recorded to write down the assets by the excess of the carrying value over fair value. In 1999, the Company performed an analysis in accordance with the provisions of SFAS No. 121 related to assets to be disposed. An estimate of fair market value that was based upon, among other items, a recent appraisal and an estimate of selling costs were used in the analysis. Based upon the decline in value, the Company recorded a $15.3 million reduction in the carrying value of the timber project. The Company periodically reviews its long-lived assets and assesses the future useful life of these assets whenever events or changes in circumstances indicate that the current useful life has diminished.

 Concentration of Risk

   The Company's operations are concentrated in Russia and Central Europe. Additionally, the Company's timber project sells its timber primarily in the Asian markets. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in these foreign countries.

   Harbor Global's Russian real estate management and investment management operations and its Russian timber business are no longer eligible for political risk insurance coverage previously provided by Overseas Private Investment Corporation ("OPIC"). Pursuant to its charter, OPIC may only insure companies with beneficial US ownership of at least 51%. Since Harbor Global does not meet this criterion, the Company has been actively pursuing political risk insurance from other sources.

 Change of Accounting Principle

   On January 1, 1999, the Company adopted SOP 98-5. This standard requires that entities expense costs of start-up activities as those costs are incurred. The Company previously capitalized certain pre-operating costs in

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000

connection with its natural resource operations and certain organizational costs associated with its financial services operations. In the first quarter of 1999, the Company recorded the cumulative effect of a change in accounting principle and wrote off unamortized capitalized start-up costs, net of tax, of approximately $11,371,000.

 Recent Accounting Pronouncements

   In September 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The impact of the adoption was not material to the financial statements of the Company. The Company adopted SFAS No. 133 for the year beginning January 1, 2001.

 Reclassifications

   Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

(3) SHAREHOLDERS' EQUITY

   On August 15, 2000, the Company effected a four-for-one share split which altered its authorized share capital from 12,000,000 common shares, par value $.01 per share, to 48,000,000 common shares, par value $.0025 per share. As of the date of this report, 5,643,311 common shares are issued and outstanding. All common share and per share data in the accompanying consolidated financial statements reflect the share split. The Company's authorized share capital also includes 1,000,000 preferred shares, par value $.01 per share, none of which have been issued.

(4) LOSS PER SHARE

   The loss per share has been computed assuming that the 5,643,311 common shares of the Company issued and outstanding as of December 31, 2000 were outstanding for all years presented.

   The Company had no share options or other common stock equivalents outstanding during the periods presented and consequently basic and diluted loss per share is the same.

(5) RESTRICTED CASH

   Restricted cash of $7.2 million at December 31, 2000 represents $5 million to satisfy liabilities associated with Pioneer's former gold mining operations and approximately $2.2 million to satisfy certain compensation liabilities payable to current employees of Harbor Global or its subsidiaries, or Calypso Management. After the fifth anniversary of the closing of the sale of Pioneer's former gold mining operations, Harbor Global is obligated to pay Pioneer the lesser of $5 million or the actual proceeds received by Pioneer Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. With respect to the compensation liabilities, approximately $0.4 million is payable on March 31, 2001 and the remaining $1.8 million is payable on October 24, 2002.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


   Restricted cash of approximately $0.9 million at December 31, 1999 represents a payment held in escrow by a third party for the Company's timber operations. The cash was remitted in 2000 in compliance with the restriction covenants.

(6) BUILDING

   The cost and the accumulated depreciation for the building is as follows:

                                                              2000      1999
                                                            --------  --------
                                                               (Dollars in
                                                               Thousands)
   Building Cost........................................... $ 26,627  $ 26,550
   Accumulated Depreciation................................   (2,662)   (1,991)
                                                            --------  --------
                                                            $ 23,965  $ 24,559
                                                            ========  ========

(7) TIMBER INVENTORY AND EQUIPMENT

   Timber inventory comprises the following:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Dollars in
                                                               Thousands)
   Log Inventory........................................... $  1,594  $    842
   Spare Parts, Supplies, and Other........................    1,837     1,045
   Fuel....................................................      476       595
                                                            --------  --------
                                                            $  3,907  $  2,482
                                                            ========  ========

   Timber equipment comprises the following:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Dollars in
                                                               Thousands)
   Production Equipment.................................... $ 12,618  $ 12,618
   Buildings and Construction..............................    7,565     7,260
   Roads...................................................    2,653     2,513
   Vehicles................................................    1,463     1,463
   Other...................................................    1,083     1,083
                                                            --------  --------
     Total Cost............................................   25,382    24,937
   Less--Accumulated Depreciation..........................  (15,483)  (12,371)
                                                            --------  --------
                                                            $  9,899  $ 12,566
                                                            ========  ========

(8) POLISH VENTURE CAPITAL INVESTMENT

   The Company's long-term venture capital investments consist of the following:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Dollars in
                                                               Thousands)
   Cash Restricted for Future Investment Purposes.......... $  4,000  $ 11,232
   Venture Capital Investments at Cost, Less Impairment....   27,964    39,861
                                                            --------  --------
                                                            $ 31,964  $ 51,093
                                                            ========  ========

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000

(9) NOTES RECEIVABLE

   Notes receivable consist of a stated non-interest bearing promissory note from Ashanti Goldfields Teberebie Limited with a face value of $13.8 million and an effective interest rate of thirteen percent based on LIBOR plus an appropriate credit risk factor for the underlying payee. The note represents part of the base purchase price paid to Pioneer Goldfields II Limited, a wholly owned subsidiary of Harbor Global for the sale of its gold mining operations in Ghana. Under the promissory note, Ashanti is obligated to pay the purchase price over five years, with principal amounts of between $2.0 million and $3.75 million due annually, as specified in the purchase agreement. During 2000, approximately $321,000 of interest income was recognized by the Company (See
Note 10 below).

(10) NOTES PAYABLE

   In September 2000, the Company's wholly owned subsidiary, Closed Joint-Stock Company "Forest-Starma" ("Forest Starma"), repaid a $4.34 million 9.95% interest bearing note guaranteed by OPIC.

   Non-interest bearing notes payable of $5.0 million at December 31, 2000 represent that portion of proceeds received by Pioneer in connection with the sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited ("Ashanti"). In connection with the merger with Unicredito, Pioneer contributed all proceeds from the sale of its gold mining operation, including $5.0 million in cash, $13.8 million in a non-interest bearing promissory note and the right to receive payments of up to $5.0 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it will return to Pioneer the lesser of $5.0 million or the proceeds received by Pioneer Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement.

   Interest expense paid on the OPIC note payable totaled $468,000, $586,000 and $710,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(11) LONG TERM ESCROW LIABILITY

   The long term escrow liability includes $1.8 million for the compensation liability described in Note 5. The amount is payable upon the second anniversary of the distribution date.

(12) AMOUNTS DUE TO FORMER AFFILIATES

   The consolidated financial statements include approximately $102,019,000 of non-interest bearing amounts due to former affiliates at December 31, 1999. The 1999 amount primarily consisted of costs paid for services, costs that arose when Pioneer made payments on behalf of the Company as well as advances made in connection with the construction of the timber project. In connection with the Spin-off, the outstanding balance at the date of distribution was contributed to the capital of the Company.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


(13) OTHER EXPENSES

   Other expenses consist of the following:

                                                             December 31,
                                                        ----------------------
                                                         2000    1999   1998
                                                        ------- ------ -------
                                                        (Dollars in Thousands)
   Insurance and Other Tax............................. $ 2,394 $1,772 $ 3,396
   Professional Services...............................   1,233  1,137   2,589
   Bad-debt Expense....................................     --     --    2,559
   Foreign Currency Transaction and Translation
    Losses.............................................     288    135   1,705
   Travel, Subscriptions, and Dues.....................     177    471     889
   Amortization Expense................................     494    451     718
   Telephone and Data Processing.......................     178    242     481
   Selling Expense.....................................     130    136     253
   Corporate Administration Costs......................   1,557    --      --
   Other...............................................   4,609  1,117   6,096
                                                        ------- ------ -------
     Total Other Expenses.............................. $11,060 $5,461 $18,686
                                                        ======= ====== =======

(14) INCOME TAXES

   The results of operations of certain subsidiaries of the Company were previously included in the U.S. federal consolidated tax returns of Pioneer. In the Company's consolidated financial statements, the provision for income taxes includes a provision for its subsidiary operations calculated on the separate-return basis in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. The separate return method allocates current and deferred taxes to members of a group by applying the provisions of SFAS No. 109 to each member as if it were a separate tax payer.

   The following is a summary of the components of loss from continuing operations before provision for income taxes and minority interest for financial reporting purposes:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in Thousands)
   Domestic....................................... $ (4,888) $(20,722) $(12,446)
   Foreign........................................   (6,732)   (7,689)  (46,214)
                                                   --------  --------  --------
                                                   $(11,620) $(28,411) $(58,660)
                                                   ========  ========  ========

   The Company is a Bermuda limited duration company and will not be subject to taxation in Bermuda. Under the separate-return method, the losses incurred in the United States prior to the Spin-off have not been benefited in that there would be no mechanism for recovery of the losses. However, Pioneer has made capital contributions to the Company in exchange for the tax benefits that Pioneer realized. Pioneer has no future obligations to pay the Company for tax benefits Pioneer utilizes.

   In connection with the Spin-off, the U.S. subsidiaries have been recharacterized as partnerships for U.S. tax purposes. The income tax provisions and the deferred taxes included in the accompanying consolidated financial statements relate to the Company's corporate subsidiaries that are located primarily in Russia and Poland.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


   Pioneer, Harbor Global and Harbor Global II Ltd., a wholly owned subsidiary of the Company, entered into a tax separation agreement before consummation of the Spin-off. Under the tax separation agreement, the Company agreed to indemnify Pioneer for any income tax obligations arising from the Spin-off.

   The components of the provision for foreign income taxes on continuing operations consist of:

                                                               2000   1999  1998
                                                              ------ ------ ----
                                                                 (Dollars in
                                                                  Thousands)
   Current Foreign........................................... $8,003 $1,438 $183
                                                              ====== ====== ====

   Income taxes, as stated as a percentage of loss from continuing operations before provision for income taxes, are comprised of the following:

                                                      2000    1999    1998
                                                      -----   -----   -----
   Federal Statutory Rate............................ (35.0)% (35.0)% (35.0)%
   Losses Not Benefited..............................  81.7    38.9    34.7
   Foreign Rate Differential.........................   9.3     1.7     0.3
   Temporary Differences Not Benefited...............   4.1     0.6     0.3
   Other.............................................   8.8    (1.1)    --
                                                      -----   -----   -----
     Effective Tax Rate..............................  68.9 %   5.1 %   0.3 %
                                                      =====   =====   =====

   The total income tax provision (benefit) included in the accompanying consolidated statements of operations is as follows:

                                                        2000    1999    1998
                                                       ------- ------  -------
                                                       (Dollars in Thousands)
   Continuing Operations.............................. $ 8,003 $1,438  $   183
   Discontinued Operations............................   2,763   (365)  (1,615)
   Change in Accounting Principle.....................     --    (249)     --
                                                       ------- ------  -------
                                                       $10,766 $  824  $(1,432)
                                                       ======= ======  =======

   The tax effects of significant temporary differences are as follows:

                                                            2000      1999
                                                          --------  --------
                                                             (Dollars in
                                                             Thousands)
   Net Operating Loss Carryforwards of Foreign
    Subsidiaries......................................... $  9,327  $ 12,726
   Non-Current Deferred Tax Asset........................      656       491
   Current Deferred Tax Asset............................      315       --
   Valuation Allowance...................................  (10,298)  (13,217)
                                                          --------  --------
                                                          $    --   $    --
                                                          ========  ========

   The net operating loss carryforward is related to timber operations, as this is the only significant operation where tax loss carryforwards are benefited. There are a number of restrictions on the utilization of loss carryforwards in Russia, primarily that losses can only be carried forward for a maximum of five years and only twenty percent of the net operating loss can be used in any given year. The net operating loss carryforward approximated 876,000,000 Russian Rubles at December 31, 2000, 1999 and 1998. The change in the allowance in US Dollars is due to foreign exchange fluctuations.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


(15) MINORITY INTEREST

   The Company's minority interest liability includes the interests of the other equity holders of the Company's consolidated entities. The liability for each entity is recorded based upon the net book value of that entity at the balance sheet date, except for those instances in which agreements could result in the Company redeeming those interests at amounts greater than their share of the net book value. In those instances, adjustments are made to the liability to reflect the minority equity holders' economic interests under those agreements. Refer to Note 18 for further information. As of December 31, 2000 and 1999, the Company's minority interest liability consisted of the following:

                                                                 2000    1999
                                                                ------- -------
                                                                  (Dollars in
                                                                  Thousands)
   Pioneer First Investment Fund............................... $20,830 $13,816
   Pioneer First Russia........................................   1,960   1,330
   The Poland Fund--Venture Capital............................  28,787  46,486
                                                                ------- -------
                                                                $51,577 $61,632
                                                                ======= =======

(16) BENEFIT PLANS

   Prior to the Spin-off, the Company's employees participated in a retirement benefit plan and a savings and investment plan of Pioneer (the "Benefit Plans"), that qualified under Section 401(k) of the Internal Revenue Code. Pioneer made contributions to a trustee, on behalf of eligible employees to fund both Benefit Plans. The contributions allocable to the Company's employees in 2000, 1999 and 1998 have been included in the costs and expenses in the accompanying consolidated financial statements. These costs were approximately $45,000, $164,000, and $157,000 respectively. Following the Spin-off, the Company's employees are no longer eligible to participate in the Benefit Plans.

(17) RELATED PARTY TRANSACTIONS

   The Company entered into an administration and liquidation agreement with the Manager, under which the Manager manages the liquidation of the Company and operates the Company's assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company's President and Chief Executive Officer as well as the Company's Chief Operating Officer, Chief Financial Officer and Treasurer. Under the administration and liquidation agreement, the Company pays certain expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets.

   For the year ended December 31, 2000, the Company had management fee expenses of $853,000. Of the management fee expense for the year, $462,000 is outstanding at year end.

   Harbor Global is obligated under its administration and liquidation agreement with Calypso Management to make certain distributions. When it becomes probable that amounts will become payable under this agreement, an accrual will be recorded.

(18) COMMITMENTS

   The Company has committed to contribute up to $5,700,000 for Class B shares of the Pioneer Polish Real Estate Fund, an investee of the Company, of which approximately $285,000 has been contributed as of December 31, 2000.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


   On October 16, 1996, Pioglobal Omega L.L.C., a subsidiary, and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioneer First Russia, an 82% owned subsidiary. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC's shares of Pioneer First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal Omega will have the right to buy all of the IFC's shares of Pioneer First Russia common stock.

   The Company agreed to satisfy any retention payment obligations between Pioneer and certain expatriate employees who are employed by PIOGlobal Corporation, a wholly owned subsidiary of Harbor Global. In addition, under an administration and liquidation agreement, Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, following the second anniversary of the distribution date.

   Operating lease expenses were approximately $396,000, $376,000 and $354,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The table below provides information about future operating lease commitments having initial or remaining non cancelable terms in excess of one year.

   Year Ending December 31,
   2001............................................................ $  415,997
   2002............................................................    396,495
   2003............................................................    396,495
   2004............................................................    396,495
   2005............................................................    396,495
   Beyond..........................................................    640,590
                                                                    ----------
                                                                    $2,642,567
                                                                    ==========

(19) DISCONTINUED OPERATIONS

   Pioneer First Russia's wholly owned subsidiaries, Closed Joint-Stock Company "Pioneer Securities" and UKS Securities Limited ("UKS Securities"), previously traded in various Russian securities on behalf of customers and, to a lesser extent, on their own account. In 1999, the decision was made by Pioneer First Russia's management to close the operations of these two companies after all transfers of customers' positions were complete. No loss was realized in connection with the closure. In August 2000, the Company completed the liquidation of UKS Securities. The income tax expense in 2000 was higher than expected due to non-deductible basis on the final distribution.

   In the third quarter of 1998, Pioneer First Russia decided to liquidate its Russian bank, Pioneer Bank. The 1998 loss included a provision of approximately $3,600,000 for costs and certain losses associated with liquidating the bank. In December 1998, Pioneer First Russia sold its stock in the bank to an unrelated third party. In June 2000, the Company received an insurance claim in the amount of approximately $1 million, after expenses related to the Company's Russian operations.

   Accordingly, the operating results for the Russian brokerage and banking operations have been segregated from the results of continuing operations and are reported separately on the consolidated statements of operations for all periods presented.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


   The following is a summary of the results of discontinued operations for the years ended December 31, 2000, 1999, and 1998, respectively.

                                                     Year Ended December 31,
                                                     --------------------------
                                                      2000     1999      1998
                                                     -------  -------  --------
                                                      (Dollars In Thousands)
   Revenues from Brokerage and Banking.............  $   --   $   728  $  6,581
                                                     -------  -------  --------
     Income (Loss) before Income Taxes and Minority
      Interest.....................................      --    (2,096)  (15,265)
   Gain on Disposition and Insurance Claim
    Proceeds.......................................    1,647      --        --
   Income Tax (Expense) Benefit....................   (2,763)     365     1,615
                                                     -------  -------  --------
     Loss from Discontinued Operations before
      Minority Interest............................   (1,116)  (1,731)  (13,650)
   Minority Interest Income........................      205      318     3,508
                                                     -------  -------  --------
     Net Loss from Discontinued Operations.........  $  (911) $(1,413) $(10,142)
                                                     =======  =======  ========

(20) FINANCIAL INFORMATION BY BUSINESS SEGMENT (unaudited)

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

   The Company derives its revenues from the following products and services by segment:

  . Russian real estate management and investment management operations: investment and management services

  . Polish Venture Capital Investment and Management Operations: venture capital investment and management services

  . Polish Real Estate Management Operations: real estate management services including property management and advisory services

  . Russian Timber Operations: sales of harvested timber primarily to Pacific Rim countries

   The intersegment transactions are for management services and the secondment of employees. These transactions are generally priced on a cost or a cost plus basis. The following tables provide selected financial information by business segment and geographic region.

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


                              SEGMENT DISCLOSURES

                           Russian
                             Real      Polish
                            Estate    Venture
                          Management  Capital     Polish
                             and     Investment    Real
                          Investment    and       Estate    Russian
                          Management Management Management   Timber
                          Operations Operations Operations Operations  Other    Total
                          ---------- ---------- ---------- ---------- -------  --------
                           Dollars in Thousands as of and for the year ended December
                                                    31, 2000
Gross Revenues and
 Sales..................   $ 8,999    $    636   $ 1,789    $12,853   $   184  $ 24,461
Intersegment
 Elimination(1).........       --          (12)      --         --       (184)     (196)
                           -------    --------   -------    -------   -------  --------
Net Revenues and Sales..     8,999         624     1,789     12,853       --     24,265
                           -------    --------   -------    -------   -------  --------
Income (Loss) before
 Income Taxes and
 Minority Interest......    19,111     (20,320)   (3,632)    (5,798)     (971)  (11,620)
Income Taxes............    (7,998)         (5)       (1)       --        --     (8,003)
Minority Interest
 (Expense) Income.......    (7,189)     17,687       --         --        --     10,498
                           -------    --------   -------    -------   -------  --------
Net Income (Loss) from
 Continuing Operations..   $ 3,925    $ (2,648)  $(3,633)   $(5,798)  $  (971) $ (9,125)
                           =======    ========   =======    =======   =======  ========
Depreciation and
 Amortization...........   $(1,050)   $    (13)  $  (102)   $(3,112)  $   --   $ (4,277)
                           =======    ========   =======    =======   =======  ========
Write Down of Venture
 Capital Investment
 Projects...............   $   --     $(18,159)  $   --     $   --    $   --   $(18,159)
                           =======    ========   =======    =======   =======  ========
Interest Expense........   $   --     $    --    $    (1)   $  (468)  $   --   $   (469)
                           =======    ========   =======    =======   =======  ========
Capital Expenditures....   $    77    $    --    $   --     $   445   $   --   $    522
                           =======    ========   =======    =======   =======  ========
Total Assets............   $54,748    $ 33,194   $ 1,034    $17,854   $37,491  $144,321
                           =======    ========   =======    =======   =======  ========

--------
(1) 2000 was the first year in which there were intersegment revenues.

                          ENTERPRISE-WIDE DISCLOSURES

2000

   Revenues from External Customers--
     Russia............................................................ $21,852
     Poland............................................................   2,398
     Other.............................................................      15
                                                                        -------
       Total........................................................... $24,265
                                                                        =======
   Long-lived Assets
     Russia............................................................ $35,329
     Poland............................................................     465
     Other.............................................................     952
                                                                        -------
       Total........................................................... $36,746
                                                                        =======

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


                              SEGMENT DISCLOSURES

                           Russian
                             Real      Polish
                            Estate    Venture
                          Management  Capital     Polish
                             and     Investment    Real
                          Investment    and       Estate    Russian
                          Management Management Management   Timber
                          Operations Operations Operations Operations  Other    Total
                          ---------- ---------- ---------- ---------- -------  --------
                           Dollars in Thousands as of and for the Year Ended December
                                                    31, 1999
Net Revenues and Sales..   $10,386    $ 1,221    $ 1,737    $ 14,383  $   380  $ 28,107
                           -------    -------    -------    --------  -------  --------
 Income (Loss) before
  Income Taxes, Minority
  Interest, and
  Cumulative Effect of
  Accounting Change.....       839        481     (3,937)    (24,681)  (1,113)  (28,411)
Income Taxes............    (1,352)       (17)       (68)         (1)     --     (1,438)
Minority Interest
 Expense................      (600)      (838)       --          --       --     (1,438)
                           -------    -------    -------    --------  -------  --------
 Net Loss from
  Continuing Operations
  before Change in
  Accounting Principle..    (1,113)      (374)    (4,005)    (24,682)  (1,113)  (31,287)
Cumulative Effect of
 Change in Accounting
 Principle..............      (450)      (294)       --      (10,627)     --    (11,371)
                           -------    -------    -------    --------  -------  --------
 Net Loss from
  Continuing
  Operations............   $(1,563)   $  (668)   $(4,005)   $(35,309) $(1,113) $(42,658)
                           =======    =======    =======    ========  =======  ========
Depreciation and
 Amortization...........   $(1,073)   $   (12)   $  (119)   $ (3,064) $    (4) $ (4,272)
                           =======    =======    =======    ========  =======  ========
Reduction in Carrying
 Value of Timber
 Assets.................   $   --     $   --     $   --     $(15,300) $   --   $(15,300)
                           =======    =======    =======    ========  =======  ========
Interest Expense........   $   --     $   --     $    (7)   $   (586) $   --   $   (593)
                           =======    =======    =======    ========  =======  ========
Capital Expenditures....   $   652    $     4    $   --     $  3,127  $   --   $  3,783
                           =======    =======    =======    ========  =======  ========
Total Assets............   $37,795    $51,794    $ 1,317    $ 19,761  $   951  $111,618
                           =======    =======    =======    ========  =======  ========

                          ENTERPRISE-WIDE DISCLOSURES

1999

   Revenues from External Customers--
     Russia............................................................ $24,769
     Poland............................................................   2,958
     Other.............................................................     380
                                                                        -------
       Total........................................................... $28,107
                                                                        =======
   Long-lived Assets
     Russia............................................................ $38,301
     Poland............................................................     263
     Other.............................................................   2,445
                                                                        -------
       Total........................................................... $41,009
                                                                        =======

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000



                              SEGMENT DISCLOSURES

                         Russian
                           Real      Polish
                          Estate    Venture
                        Management  Capital     Polish
                           and     Investment    Real
                        Investment    and       Estate    Russian
                        Management Management Management   Timber
                        Operations Operations Operations Operations  Other    Total
                        ---------- ---------- ---------- ---------- -------  --------
                         Dollars in Thousands as of and for the Year Ended December
                                                  31, 1998
Net Revenues and
 Sales.................  $  8,599   $   949    $ 1,208    $ 10,450  $   254  $ 21,460
                         --------   -------    -------    --------  -------  --------
 Loss before Income
  Taxes and Minority
  Interest.............   (22,515)   (7,193)    (4,452)    (21,821)  (2,679)  (58,660)
Income Taxes...........      (176)       21        (28)        --       --       (183)
Minority Interest
 Income................     7,219     6,237        --          --       --     13,456
                         --------   -------    -------    --------  -------  --------
 Net Loss from
  Continuing
  Operations...........  $(15,472)  $  (935)   $(4,480)   $(21,821) $(2,679) $(45,387)
                         ========   =======    =======    ========  =======  ========
Depreciation and
 Amortization..........  $ (1,920)  $   (18)   $  (108)   $ (5,481) $   (16) $ (7,543)
                         ========   =======    =======    ========  =======  ========
Interest Expense.......  $    --    $   --     $   (24)   $   (710) $   --   $   (734)
                         ========   =======    =======    ========  =======  ========
Capital Expenditures...  $  1,076   $    23    $   --     $  4,988  $   --   $  6,087
                         ========   =======    =======    ========  =======  ========
Total Assets...........  $ 37,591   $50,774    $ 4,482    $ 48,308  $ 1,846  $143,001
                         ========   =======    =======    ========  =======  ========

                          ENTERPRISE-WIDE DISCLOSURES

1998

   Revenues from External Customers--
     Russia............................................................ $19,049
     Poland............................................................   2,157
     Other.............................................................     254
                                                                        -------
       Total........................................................... $21,460
                                                                        =======
   Long-lived Assets
     Russia............................................................ $44,107
     Poland............................................................     502
     Other.............................................................   2,184
                                                                        -------
       Total........................................................... $46,793
                                                                        =======

                           HARBOR GLOBAL COMPANY LTD.

                               December 31, 2000


(21) SUPPLEMENTARY CASH FLOW INFORMATION

   Contribution made by Former Parent Company at Spin-Off is presented below.

                                                                         2000
                                                                      ----------
                                                                       (Dollars
                                                                          In
                                                                      Thousands)
   Restricted Cash................................................... $   7,170
   Note Receivable...................................................    10,271
   Accrued Liability.................................................      (370)
   Long Term Escrow Liability........................................    (1,800)
   Due to Former Affiliates..........................................  (134,628)
   Note Payable......................................................    (5,000)
   Former Parent Company Investment..................................   143,468
                                                                      ---------
     Net, Cash Distribution from Former Parent Company............... $  19,111
                                                                      =========


(22) SELECTED QUARTERLY FINANCIAL DATA

   Summarized quarterly financial data is presented below.

                                            Year Ended December 31, 2000
                                      -----------------------------------------
                                      1st Qtr.(1) 2nd Qtr. 3rd Qtr. 4th Qtr.(2)
                                      ----------- -------- -------- -----------
                                         (In Millions Except Per Share Data)
   Net Revenues and Sales............   $  2.8     $  8.0   $  7.4    $  6.0
   Net Loss..........................     (2.1)      (2.3)    (5.1)     (0.5)
   Basic and Diluted Loss per Share:
   Loss per Share....................   $(0.38)    $(0.41)  $(0.89)   $(0.09)

--------
(1) During the period between January and mid-April, the Siziman Bay harbor is typically frozen, which prevents the shipment of harvested timber, lowering quarterly revenues.
(2) Fourth quarter reduction in losses due to reduction of corporate overhead allocations. Allocations for the fourth quarter 2000 were $1.6M compared to $3.1M for the third quarter 2000.

                                            Year Ended December 31, 2000
                                      -----------------------------------------
                                      1st Qtr.(1) 2nd Qtr. 3rd Qtr. 4th Qtr.(2)
                                      ----------- -------- -------- -----------
                                         (In Millions Except Per Share Data)
   Net Revenues and Sales...........    $  3.5     $  8.1   $  8.1    $  8.4
   Loss before cumulative effect of
    a change in accounting
    principle.......................      (3.5)      (5.5)    (4.7)    (19.1)
   Net Loss.........................     (14.8)      (5.5)    (4.7)    (19.1)
   Basic and Diluted Loss per Share:
   Loss Per Share before cumulative
    effect of a change in accounting
    principle.......................    $(0.61)    $(0.98)  $(0.83)   $(3.38)
   Loss per Share...................     (2.63)     (0.98)   (0.83)    (3.38)

--------
(1) During the period between January and mid-April, the Siziman Bay harbor is typically frozen, which prevents the shipment of harvested timber, lowering quarterly revenues. In January 1999, the Company adopted SOP 98-5 and accordingly, wrote off unamortized capitalized start-up costs of approximately $11.4 million.
(2) Reflects impairment of timber equipment and deferred development costs of approximately $15.3 million.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARBOR GLOBAL COMPANY LTD.

                                                    /s/ Donald H. Hunter
Dated:                                    By: _________________________________
                                                     Donald H. Hunter,
                                                  Chief Operating Officer
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Stephen G. Kasnet            Principal Executive          March 28, 2001
______________________________________  Officer
          Stephen G. Kasnet

       /s/ Donald H. Hunter            Principal Operating          March 28, 2001
______________________________________  Officer, Principal
           Donald H. Hunter             Financial Officer and
                                        Principal Accounting
                                        Officer

      /s/ John D. Curtin Jr.           Director                     March 28, 2001
______________________________________
          John D. Curtin Jr.

       /s/ W. Reid Sanders             Director                     March 28, 2001
______________________________________
           W. Reid Sanders

      /s/ John H. Valentine            Director                     March 28, 2001
______________________________________
          John H. Valentine