Form 10-Q
period 2001-03-31
HARBOR GLOBAL CO LTD
filed 2001-05-10
CIK 1116616

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THREE MONTHS ENDED March 31, 2001
                          COMMISSION FILE NO. 0-30889

                           ------------------------

                          HARBOR GLOBAL COMPANY LTD.
            (exact name of registrant as specified in its charter)

                           ------------------------



                   BERMUDA                             52-2256071
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

         ONE FANEUIL HALL MARKETPLACE
                  4TH FLOOR                             02109-1820
            BOSTON, MASSACHUSETTS                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                           ------------------------

                                (617) 878-1600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           ------------------------

                                  NO CHANGES
  (Former name, former address and former fiscal year, if changes since last report)

                           ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     As of March 31, 2001, the Registrant had 5,643,311 common shares, par value $.0025 per share, issued and outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                         March 31,   December 31,
                                                                            2001          2000
                                                                         --------    -----------
                                                                        (Unaudited)
ASSETS
Cash and Cash Equivalents.............................................   $  9,525       $ 24,338
Restricted Cash.......................................................         13            382
Marketable Securities.................................................     23,546          5,321
Accounts Receivable...................................................      2,425          3,703
Prepaid Charges.......................................................        878          1,897
Timber Inventory......................................................      8,157          3,907
Other Current Assets..................................................        249              7
                                                                         --------       --------
Total Current Assets..................................................     44,793         39,555

Long-Term Restricted Cash.............................................      6,845          6,820
Goodwill..............................................................      1,167          1,239
Polish Venture Capital Investments....................................     28,595         31,964
Long-term Investments.................................................     14,793         11,738
Building..............................................................     23,798         23,965
Timber Equipment......................................................      9,065          9,899
Other Long-term Assets................................................      2,381          2,883
Marketable Securities.................................................        916          5,665
Notes Receivable......................................................      8,417         10,593
                                                                         --------       --------
Total Assets..........................................................   $140,770       $144,321
                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable......................................................   $  3,973       $  2,175
Accrued Expenses......................................................      2,230          4,275
Foreign Taxes Payable.................................................      4,272          4,238
                                                                         --------       --------
Total Current Liabilities.............................................     10,475         10,688

Long-term Escrow Liability............................................      1,800          1,800
Note Payable..........................................................      5,000          5,000
                                                                         --------       --------
Total Liabilities.....................................................     17,275         17,488

Minority Interest.....................................................     48,948         51,577
                                                                         --------       --------
SHAREHOLDERS' EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,643,311 shares issued and outstanding as of March 31, 2001
and December 31, 2000                                                          14             14
Preferred shares, par value $.01 per share; authorized 1,000,000
shares; none issued...................................................         --             --
Accumulated Deficit...................................................     (1,230)          (521)
Paid-in Capital.......................................................     75,763         75,763
                                                                         --------       --------
Total Shareholders' Equity............................................     74,547         75,256
                                                                         --------       --------

Total Liabilities and Shareholders' Equity............................   $140,770       $144,321
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

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                      Three months
                                                                          Ended
                                                                        March 31,
                                                                   ------------------
                                                                      2001       2000
                                                                   -------   --------
Revenues:
 Timber Sales..................................................    $   365   $     --
 Real Estate Rental Revenue....................................      1,561      1,955
 Other.........................................................      1,566        646
                                                                   -------   --------
  Total Revenues...............................................      3,492      2,601
                                                                   -------   --------

Operating Expenses:
 Timber Cost of Goods Sold.....................................       (333)        --
 Salary and Benefit Expenses...................................       (763)      (658)
 Facility Expenses.............................................       (325)      (350)
 Building and Property Management Expenses.....................       (584)      (440)
 Other Expenses................................................     (2,730)    (2,236)
 Allocation of Former Parent Company Costs.....................         --     (2,140)
                                                                   -------   --------
  Total Operating Expenses.....................................     (4,735)    (5,824)
                                                                   -------   --------

  Operating Loss...............................................     (1,243)    (3,223)
                                                                   -------   --------
Other Income (Expense):
 Net Unrealized and Realized Gains on Securities...............        734      1,478
 Write-down of Venture Capital Investments.....................     (2,853)        --
 Interest Income (Expense).....................................          2       (100)
                                                                   -------   --------
  Total Other (Expense) Income.................................     (2,117)     1,378
                                                                   -------   --------

  Loss from Continuing Operations before Provision for Income
   Taxes and Minority Interest.................................     (3,360)    (1,845)
                                                                   -------   --------

Provision for Income Taxes.....................................         21       (321)

  Loss from Continuing Operations before Minority
    Interest...................................................     (3,339)    (2,166)
                                                                   -------   --------
Minority Interest Income (Expense).............................      2,630       (156)
                                                                   -------   --------

  Net Loss from Continuing Operations..........................       (709)    (2,322)
                                                                   -------   --------
Net Income from Discontinued Operations........................         --        192
                                                                   -------   --------

  Net Loss.....................................................      ($709)   ($2,130)
                                                                   =======   ========
Loss Per Share:
Continuing Operations..........................................     ($0.13)    ($0.41)
Discontinued Operations........................................         --       0.03
                                                                   -------   --------
Basic and Diluted Loss Per share...............................     ($0.13)    ($0.38)
                                                                   =======   ========

Weighted Average Shares Outstanding............................      5,643      5,643
                                                                   =======   ========




  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2001                2000
                                                                 --------             -------
Cash Flows from Operating Activities:
  Net Loss.....................................................  $   (709)            $(2,130)
  Net Income from Discontinued Operations......................        --                 192
                                                                 --------             -------
        Net Loss from Continuing Operations....................      (709)             (2,322)
  Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities --
    Depreciation and Amortization..............................     1,317               1,134
    Loss on Disposal of Timber Equipment.......................       248                  --
    Unrealized and Realized (Gains) Losses on Venture Capital
      Marketable Securities, and Long-term Investments, Net....     2,449                  --
    Minority Interest..........................................    (2,630)                156
    Non-cash Interest Income on Note Receivable................      (324)                 --
    Allocation of Former Parent Company Costs..................        --               2,140
    Interest Earned on Restricted Cash.........................       (25)                 --
Changes in Operating Assets and Liabilities --
    Timber Inventory...........................................    (4,250)             (4,579)
    Other Current Assets.......................................   (16,170)              1,985
    Other Long-term Assets and Marketable Securities...........     5,221              (1,292)
    Accrued Expenses and Accounts Payable......................      (213)              1,778
                                                                 --------             -------

        Total Adjustments and Changes in Operating Assets
          and Liabilities......................................   (14,377)              1,322
                                                                 --------             -------

        Net Cash Used in Continuing Operating Activities.......   (15,086)             (1,000)
                                                                 --------             -------

        Net Cash Provided by Discontinued Operations...........        --               6,251
                                                                 --------             -------

Cash Flows from Investing Activities:
  Building.....................................................        --                (311)
  Purchase of Long-term Investments............................    (3,768)             (1,465)
  Proceeds from Sale of Long-term Investments..................     1,117                  --
  Net Cash Flow from Other Investing Activities................       516                 328
  Proceeds from Note Receivable................................     2,500                  --
  Purchase of Timber Equipment.................................      (462)               (868)
                                                                 --------             -------

        Net Cash Used in Investing Activities..................       (97)             (2,316)
                                                                 --------             -------

Cash Flows from Financing Activities:
  Capital Contributions........................................        --               1,156
  Due to Affiliates, Net.......................................        --              (3,704)
  Amounts Invested by Limited Partners of Venture Capital
    Subsidiary.................................................        --                 540
  Reclassification of Restricted Cash..........................       369                  --
                                                                 --------             -------

        Net Cash Provided by (Used in) Financing Activities....       369              (2,008)
                                                                 --------             -------
Effect of Foreign Currency Exchange Rate Changes on Cash and
   Cash Equivalents............................................         1                  10
Net (Decrease) Increase in Cash and Cash Equivalents...........   (14,813)                937
                                                                 --------             -------

Cash and Cash Equivalents, Beginning of Period.................    24,338               5,177
                                                                 --------             -------

Cash and Cash Equivalents, End of Period.......................  $  9,525             $ 6,114
                                                                 ========             =======



  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              As of and for the Three Months Ended March 31, 2001


(1)  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

     Prior to October 24, 2000, Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was a wholly-owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer"). On May 14, 2000, Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"), entered into a merger agreement under which a wholly-owned subsidiary of UniCredito would merge with and into Pioneer (the "Merger Agreement"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer transferred selected assets and liabilities to Harbor Global and distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

     The Company's assets primarily consist of the following: Russian real estate management and investment management operations; Polish venture capital investment and management operations; Polish real estate management operations; timber harvesting and sales in Russia ("Russian timber operations"); and its other assets and operations ("Other"). Other includes gold exploration operations in Russia, approximately $25.9 million in cash and marketable securities, of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer, and a non-interest-bearing promissory note with a face value of $13.8 million and a balance outstanding of $11.3 million, payable to Pioneer Goldfields II Limited, a wholly-owned subsidiary of the Company.

BASIS OF PRESENTATION

     In the opinion of management, the accompanying interim financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company's businesses. The historical consolidated financial statements for the three months ended March 31, 2000 include allocations of certain Pioneer expenses relating to the Company's businesses that were transferred to the Company from Pioneer. These costs are included in the Statement of Operations as costs allocated by a former parent and include an allocation of indirect costs such as legal, finance and human resources and direct costs such as salary and benefit costs of Pioneer employees who worked exclusively for the Company, travel and political risk insurance.
The cost of the shared services charged to the Company is not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these shared functions using its own resources or purchased services.

     Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax expenses will be borne by its shareholders.

     The consolidated financial statements included herein may not necessarily reflect the consolidated results of operations, financial position, and cash flows of the Company if it had been a separate, stand-alone entity during the periods presented.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

CONSOLIDATION

     The accompanying consolidated financial statements include the Company's wholly-owned and majority-owned subsidiaries and certain partnerships that it controls. Intercompany transactions and balances have been eliminated. The Company has consolidated Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. (collectively, the "Pioneer Poland Fund") in which the Company's ownership interests are 7.2% and 9.2%, respectively. Control is defined by several factors, including, but not limited to, the fact that the Company is the general partner of both Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P., the general partner has absolute and unilateral authority to make investment decisions, the limited partners may not remove the general partner, and the general partner has absolute and unilateral authority to declare, or not to declare, distributions of partnership income to the partners. Investments in which the Company has less than a 20% ownership interest are generally accounted for under the cost method of accounting.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of investments of the Open Joint-Stock Company "Pioneer First Investment Fund" ("Pioneer First Investment Fund") and venture capital investments and the estimated future cash flows of the Company's timber operations, as discussed herein.

POLISH VENTURE CAPITAL INVESTMENT

     No market quotes are available for the venture capital investments. Most of the Company's venture capital investments are valued at fair value, as determined in good faith by management. In determining fair value, investments are initially stated at cost until significant subsequent events require a change in valuation. The Company considers the financial condition and operating results of the investee, prices paid in subsequent private offerings of the same or similar securities, the amount that the Company can reasonably expect to realize upon the sale of these securities, and other factors deemed relevant. For the three months ended March 31, 2001, a charge of approximately $2,853,000 was recorded relative to the write-down of two investments in the venture capital portfolio. A majority of this, approximately 92%, was attributable to minority shareholders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     For the year beginning January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of the adoption was not material to the financial statements of the Company.


(3)  LOSS PER SHARE

     The loss per share has been computed assuming that the 5,643,311 common shares of the Company issued and outstanding as of March 31, 2001 were outstanding for all periods presented.

     The Company had no share options or other common stock equivalents outstanding during the periods presented and consequently basic and diluted loss per share is the same.


(4)  RESTRICTED CASH

     Restricted cash of $6.8 million at March 31, 2001 represents $5 million to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer. After the fifth anniversary of the closing of the sale of Pioneer's former gold mining operations, Harbor Global is obliged to pay Pioneer the lesser of $5 million or the actual proceeds received by Pioneer Goldfields II from Ashanti Goldfields Teberebie Limited ("Ashanti") under the purchase agreement less any indemnification claims paid under the purchase agreement. With respect to the compensation liability, which is disclosed as a long-term escrow liability, $1.8 million is payable on October 24, 2002.


(5)  NOTES RECEIVABLE

     Notes receivable consist of a stated non-interest-bearing promissory note from Ashanti with a face value of $13.8 million, of which $11.3 million remains outstanding at March 31, 2001. The effective interest rate is thirteen percent based on LIBOR plus an appropriate credit risk factor for the underlying payee. The note represents part of the base purchase price paid to Pioneer Goldfields II Limited, a wholly-owned subsidiary of Harbor Global, for the sale of its gold mining operations in Ghana. Under the promissory note, Ashanti is obligated to pay the purchase price over five years, with principal amounts of between $2.5 million and $3.75 million due annually, as specified in the purchase agreement. For the three months ended March 31, 2001, approximately $324,000 of interest income was recognized by the Company.


(6)  NOTE PAYABLE

     The non-interest bearing note payable of $5.0 million at March 31, 2001 represents that portion of proceeds received by Pioneer in connection with the sale of its gold mining operations in Ghana to Ashanti. In connection with the merger with Unicredito, Pioneer contributed all proceeds from the sale of its gold mining operation, including $5.0 million in cash, $13.8 million in a non-interest bearing promissory note and the right to receive payments of up to $5.0 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it will return to Pioneer the lesser of $5.0 million or the proceeds received by Pioneer Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement.


(7)  RELATED PARTY TRANSACTIONS

     The Company entered into an administration and liquidation agreement with Calypso Management LLC ("Calypso Management" or the "Manager"), under which

Calypso manages the liquidation of the Company and operates the Company's assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company's President and Chief Executive Officer as well as the Company's Chief Operating Officer and Chief Financial Officer. Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets.

     For the three months ended March 31, 2001, the Company had management fee expenses of $673,000. Of the management fee expense for the period, $100,000 is outstanding at March 31, 2001.

     Harbor Global is obligated under its administration and liquidation agreement with Calypso Management to make certain distributions. When it becomes probable that amounts will become payable under this agreement, an accrual will be recorded.


(8)  COMMITMENTS

     The Company has committed to contribute up to $5,700,000 for Class B shares of the Pioneer Polish Real Estate Fund, an investee of the Company, of which approximately $285,000 has been contributed as of March 31, 2001. In April 2001, Harbor Global announced its intent to liquidate the Fund and, thereby, relieve the Company of its capital commitment (See Note 10).

     On October 16, 1996, Pioglobal Omega, L.L.C. ("Pioglobal Omega"), a wholly-owned subsidiary of the Company, and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioneer First Russia, Inc. ("Pioneer First Russia"), a majority-owned subsidiary. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC's shares of Pioneer First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal Omega will have the right to buy all of the IFC's shares of Pioneer First Russia common stock.

     Under the administration and liquidation agreement, Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, on October 24, 2002 (See Note 4).


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

     Accordingly, the operating results for the Russian brokerage operations have been segregated from the results of continuing operations and are reported separately on the consolidated statements of operations for the period ended March 31, 2000.


(10) SUBSEQUENT EVENTS

     On March 31, 2001, Harbor Far East Exploration, L.L.C. ("Harbor Far East Exploration"), a wholly-owned subsidiary of the Company, entered into a definitive sales agreement with respect to its gold exploration business conducted by Closed Joint-Stock Company "Tas-Yurjah" Mining Company" ("Tas-Yurjah"), located in the Khabarovsk Territory of the Russian Far East. Under the terms of the agreement, Harbor Far East Exploration has agreed to sell its entire 94.5% direct interest in Tas-Yurjah to a Russian gold mining and exploration company for an aggregate purchase price of $8.5 million. Harbor Global expects the transaction to close during the second quarter of 2001, subject to completion of financing by the purchaser through a Russian bank.

     In April 2001, Harbor Global announced its intention to liquidate its Polish real estate fund, the Pioneer Polish Real Estate Fund, S.A. (the "Fund"). In connection with the liquidation, Harbor Global's wholly-owned subsidiary, PREA, L.L.C. ("PREA"), entered into definitive agreements with the Fund's unaffiliated investors to purchase all of the shares held by such investors for an aggregate purchase price of $1.59 million. The purchase, which closed during April 2001, and subsequent liquidation will relieve Harbor Global of its obligation to make capital contributions to the Fund in the amount of approximately $5.4 million pursuant to the Subscription and Shareholders' Agreement dated as of October 20, 1999 by and among the Fund and the investors. The Fund's sole asset at the time of liquidation is expected to consist of approximately $250,000, which will be distributed to PREA. The Company will recognize a loss from the liquidation of approximately $1.6 million plus legal and other closing costs in the second quarter of 2001. In addition, the Company currently intends to commence liquidation of its Polish real estate management business, PREA Poland Sp. z o.o., in the second quarter of 2001.

     On April 26, 2001, the shareholders of Pioneer First Investment Fund approved a dividend of approximately $5.3 million. The dividend will be issued on September 1, 2001 to shareholders of record on March 10, 2001. The Company's proportionate share of such dividend is approximately $2.8 million.


(11) FINANCIAL INFORMATION BY BUSINESS SEGMENT

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company presents its segment information for continuing operations using the management approach. The management approach is based on the way that management organizes the segments within a company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions.

     The Company derives its revenues from the following products and services by segment:

     . Russian Real Estate Management and Investment Management Operations: investment and management services

     . Polish Venture Capital Investment and Management Operations: venture capital investment and management services

     . Polish Real Estate Management Operations: real estate management services including property management and advisory services

     . Russian Timber Operations: harvest and sale of timber primarily to Pacific Rim countries

                              SEGMENT DISCLOSURES




                                                       Russian      Polish
                                                      Real Estate   Venture
                                                      Management    Capital
                                                         and       Investment    Polish Real
                                                      Investment      and          Estate       Russian
                                                      Management   Management    Management      Timber
                                                      Operations   Operations    Operations    Operations      Other       Total
                                                      ----------   ----------    ----------    ----------   ----------   ----------
Three Months Ended March  31, 2001
----------------------------------
Net Revenues and Sales............................    $    2,022   $       64    $      390    $      365   $      651   $    3,492
                                                      ----------   ----------    ----------    ----------   ----------   ----------
Income (Loss) from Continuing Operations
  before Provision for Income Taxes and
  Minority  Interest..............................           522       (3,220)         (143)         (422)         (97)      (3,360)

Provision for Income Taxes........................            25           (4)           --            --           --          (21)

Minority Interest (Expense) Income................          (274)       2,904            --            --           --        2,630
                                                      ----------   ----------    ----------    ----------   ----------   ----------
Net Income (Loss) from Continuing
  Operations......................................    $      273   $     (320)   $     (143)   $     (422)  $      (97)  $     (709)
                                                      ==========   ==========    ==========    ==========   ==========   ==========

Depreciation and  Amortization....................    $      247   $        3    $       19    $    1,048   $       --   $    1,317
                                                      ==========   ==========    ==========    ==========   ==========   ==========

Interest Expense..................................    $       --   $       --    $       --    $       --   $       --   $       --
                                                      ==========   ==========    ==========    ==========   ==========   ==========

Total Assets......................................    $   55,335   $   29,154    $      836    $   19,626   $   35,819   $  140,770
                                                      ==========   ==========    ==========    ==========   ==========   ==========


                                                        Russian     Polish
                                                      Real Estate   Venture
                                                      Management    Capital
                                                          and      Investment    Polish Real
                                                      Investment      and          Estate       Russian
                                                      Management   Management    Management      Timber
                                                      Operations   Operations    Operations    Operations      Other        Total
                                                      ----------   ----------    ----------    ----------   ----------   ----------
Three Months Ended March 31, 2000
---------------------------------
Net Revenues and Sales............................    $    1,945   $      240    $      416    $       --   $       --   $    2,601
                                                      ----------   ----------    ----------    ----------   ----------   ----------
Income (Loss) from Continuing Operations
  before Provision for Income Taxes and
  Minority Interest...............................           464         (215)         (794)       (1,300)          --       (1,845)

Provision for Income Taxes........................          (321)          --            --            --           --         (321)

Minority Interest (Expense) Income................          (441)         285            --            --           --         (156)
                                                      ----------   ----------    ----------    ----------   ----------   ----------
Net (Loss) Income from Continuing
  Operations......................................    $     (298)  $       70    $     (794)   $   (1,300)  $       --   $   (2,322)
                                                      ==========   ==========    ==========    ==========   ==========   ==========

Depreciation and Amortization.....................    $      342   $        4    $       31    $      757   $       --   $    1,134
                                                      ==========   ==========    ==========    ==========   ==========   ==========

Interest Expense..................................    $       --   $       --    $       --    $     (100)  $       --   $     (100)
                                                      ==========   ==========    ==========    ==========   ==========   ==========

Total Assets......................................    $   40,772   $   51,613    $    1,442    $   22,834   $      952   $  117,613
                                                      ==========   ==========    ==========    ==========   ==========   ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The consolidated financial statements of Harbor Global's principal operations include its Russian real estate management and investment management operations, Polish venture capital investment and management operations, Polish real estate management operations, and Russian timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the three months ended March 31, 2001 and 2000, Liquidity and Capital Resources, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Consolidated Operations.

     Harbor Global reported a net loss of $0.7 million ($0.13 per share) on revenues of $3.5 million in the first quarter of 2001 compared with a net loss of $2.1 million ($0.38 per share) on revenues of $2.6 million for the first quarter of 2000. The decrease in losses was attributable primarily to a general reduction in corporate overhead costs and associated cost allocations occurring after the Spin-off. During the first quarter of 2001, the Company reduced overhead costs by $1.7 million compared with the first quarter of 2000. In addition, losses reported by the Polish real estate management operations decreased by approximately $0.3 million as a result of first quarter 2000 non-recurring salary and fund development costs. These decreases were offset partially by a $2.9 million write-down in the carrying value of the Pioneer Poland Fund in the first quarter of 2001, which resulted in a loss after minority interest of approximately $0.3 million. Income from discontinued Russian banking and brokerage operations totaled $0.2 million in the first quarter of 2000.

     Set forth on the following table are the details of revenues and net income
(loss) by business segment for the three months ended March 31, 2001 and 2000:

                        REVENUES AND NET INCOME OR LOSS
                             (DOLLARS IN MILLIONS)

                                                                 NET INCOME
                                                  REVENUES         (LOSS)
                                                -------------   -------------
                                                THREE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                                  MARCH 31,       MARCH 31,
                                                -------------   -------------

BUSINESS SEGMENT                                 2001    2000    2001    2000
----------------                                -----   -----   -----   -----
Russian Real Estate Management
  and Investment Management Operations......    $ 2.0   $ 2.0   $ 0.3   $(0.3)
Polish Venture Capital Investment
  and Management Operations.................      0.1     0.2    (0.3)    0.1
Polish Real Estate Management Operations....      0.4     0.4    (0.2)   (0.8)
Russian Timber Operations...................      0.4      --    (0.4)   (1.3)
Other.......................................      0.6      --    (0.1)     --
                                                -----   -----   -----   -----
Total from continuing
  operations................................    $ 3.5   $ 2.6   $(0.7)  $(2.3)
                                                -----   -----   -----   -----
Income from discontinued
  operations................................       --      --      --     0.2
                                                -----   -----   -----   -----

     Totals.................................    $ 3.5   $ 2.6   $(0.7)  $(2.1)
                                                -----   -----   -----   -----

Russian Real Estate Management and Investment Management Operations.

     The Russian real estate management and investment management operations reported net income of $0.3 million for the first quarter 2001. This represents an increase of $0.6 million compared with losses of $0.3 million reported in the first quarter of 2000. The increase was attributable principally to a $0.5 million reduction in allocated corporate overhead costs in the first quarter of 2001. Additionally, higher dividend and interest income and lower intercompany expenses during the first quarter of 2001 contributed to higher net income. These increases were offset by lower gains from the sale of portfolio securities and lower rental income from the Meridian Commercial Tower. The rental income decrease was attributable, in part, to the restructuring of certain leases, which increased the term of the lease in exchange for lower lease rates.

Polish Venture Capital Investment and Management Operations.

     For the three months ended March 31, 2001, the Polish venture capital investment and management operations reported losses of $0.3 million compared with net income of $0.1 million in the first quarter of 2000. The decrease of $0.4 million was attributable principally to the $2.9 million write-down of two portfolio positions. The Company reported a loss, net of minority interest, of $0.3 million associated with these write-downs. In addition, the venture capital business received approximately $0.1 million in supplemental management fee income during the first quarter of 2000.

Polish Real Estate Management Operations.

     The Polish real estate management operations reported losses of $0.2 million in the first quarter of 2001 compared with losses of $0.8 million in the first quarter of 2000. The decrease in losses was attributable principally to a reduction in allocated corporate overhead costs in the first quarter of 2001. In addition, losses during the three months ended March 31, 2000 included $0.3 million of non-recurring salary and real estate fund development costs.

Russian Timber Operations.

     The results of the Russian timber businesses are substantially attributable to the operations of Forest-Starma. Forest-Starma, which harvests timber in the Khabarovsk Territory of Russia, has developed a modern logging camp, including a jetty from which it exports timber to markets in the Pacific Rim.

     The Russian timber operations reported losses of $0.4 million for the first quarter of 2001. This represents a decrease of $0.9 million compared with losses of $1.3 million reported in the first quarter of 2000. The decrease was attributable principally to a reduction in allocated corporate overhead costs in the first quarter of 2001.

     Forest-Starma produced 92,200 cubic meters in the first quarter of 2001, a 41% increase over first quarter 2000 production of 65,200 cubic meters. Production costs for the first quarter of 2001 were approximately $43 per cubic meter, including $13 per cubic meter of depreciation and amortization. These costs were recorded in inventory at the end of the first quarter. During the first quarter of 2000, the average production cost was $47 per cubic meter, which included depreciation and amortization of $11 per cubic meter. The significant increase in production and related decrease in the cost per cubic meter is a result of the harvesting and development of a new concession previously owned by Closed Joint-Stock Company "Udinskoye", an inactive indirect subsidiary of the Company. In 2001, the Company expects that the timber on this concession will be harvested primarily during the first and fourth quarters and shipped during the summer months.

     Forest-Starma experienced an extended shipping season last year due to favorable weather conditions and, as a result, shipped approximately 6,200 cubic meters in the first quarter of 2001 at an average realized price of $59 per cubic meter. There were no shipments during the first quarter of 2000. Forest-Starma currently sells all of its timber production through its marketing and sales agent, Rayonier, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Liquid assets consisting of cash and marketable securities maintained for general corporate purposes were $25.9 million as of March 31, 2001. This represents a $0.1 million increase from the 2000 fiscal year end.

     Pioneer First Investment Fund's assets consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets. The carrying value of the securities held by Pioneer First Investment Fund at March 31, 2001 and December 31, 2000 was $14.8 million and $11.7 million, respectively. The value of these securities at March 31, 2001 and December 31, 2000 (based on market quotations, if available) was approximately $19.2 million and $13.2 million, respectively. In recent years Russia has undergone substantial political, economic and social change, and as a result, the Russian securities markets are volatile and are strongly influenced by global trends and trends that influence emerging markets. In addition, the Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. As a result, the Company recognizes gains or losses on its income statement only when the securities are sold. In the view of management of the Company and Pioneer First Investment Fund, many of the market quotations do not accurately reflect the value that would be realized upon a current sale.

     At March 31, 2001 and December 31, 2000, the Pioneer Poland Fund had approximately $60.6 million in committed capital, of which approximately $50.5 million has been invested in 10 privately held Polish companies. The carrying value of these investments at March 31, 2001 and December 31, 2000 was $28.6 million and $32.0 million, respectively.

FUTURE OPERATING RESULTS

     From time to time, management may make forward-looking statements in this Quarterly Report on Form 10-Q, in other documents that the Company files with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-Q), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Forward-looking statements are based on currently available information and management's expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Described below are some of the important factors that could affect revenues or results of operations.

THERE CAN BE NO ASSURANCE THAT SHAREHOLDERS WILL BE ABLE TO SELL THEIR HARBOR GLOBAL COMMON SHARES.

     Harbor Global common shares are not listed on any securities exchange or on The Nasdaq Stock Market(R).

     Furthermore, Harbor Global does not intend to:

     - engage the services of any market maker;

     - facilitate the development of an active public trading market in Harbor Global common shares, or encourage others to do so;

     - place any advertisements in the media promoting an investment in Harbor Global; or

     - except as required by the Securities Exchange Act of 1934, collect or publish information about prices at which Harbor Global common shares may be traded.

     Harbor Global cannot provide assurances as to the prices at which Harbor Global common shares may trade or provide assurances that shareholders will be able to sell their Harbor Global common shares.

THE POTENTIAL VALUES TO BE REALIZED UPON THE SALE OR LIQUIDATION OF MOST OF HARBOR GLOBAL'S ASSETS, IF ANY, ARE SPECULATIVE.

     The potential values to be realized upon the sale of Harbor Global's Russian real estate management and investment management operations and Russian timber operations, if any, are speculative. Harbor Global sells the timber it harvests primarily to markets in the Pacific Rim. During 1998, timber prices were significantly depressed and, although prices have continually increased since the last quarter of 1998, Harbor Global cannot provide assurance that this trend will continue. The value of Harbor Global's timber harvesting and sales operations to be realized upon its sale or liquidation, if any, is and will continue to be affected by changes in market demand and prices for timber and the stability of the economies in the Pacific Rim.

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

     Harbor Global conducts business in countries outside of the United States, primarily in Russia and Poland. Harbor Global will continue to operate its international businesses until those businesses are liquidated and will continue to be subject to the risks of doing business internationally, including:

     - unexpected changes in regulatory requirements and underdeveloped legal systems in some countries;

     - export controls relating to timber;

     - tariffs and other trade barriers;

     - difficulties in staffing and managing foreign operations;

     - political and economic instability;

     - fluctuations in currency exchange rates;

     - restrictions on currency exchange and repatriation;

     - restrictions on foreign investment in its businesses;

     - seasonal reductions in timber harvesting operations;
       and

     - potentially adverse tax consequences.

     For example, in recent years Russia has undergone substantial political, economic and social change. The economic conditions in Russia, together with actions of the Russian government, led to a severe devaluation of the ruble, a sharp increase in the rate of inflation, the near collapse of the banking system, significant defaults on foreign currency obligations and a dramatic decline in the prices of Russian debt and equity securities. In addition, as is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. Accordingly, Harbor Global's Russian timber operations and Russian real estate management and investment management operations involve significant risks, such as those listed above, that are not typically associated with developed markets. The liquidation of these businesses and the businesses Harbor Global operates in other emerging markets, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, these emerging markets.

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

     Mr. Kasnet and Mr. Hunter have both entered into employment agreements with Calypso Management. Mr. Kasnet's employment agreement provides for a minimum term of two years and may be terminated by Mr. Kasnet upon 120 days prior written notice following the second anniversary of the distribution date. Mr. Hunter's employment agreement provides that Mr. Hunter's employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet's or Mr. Hunter's employment with Calypso Management is terminated, he will cease to be an officer of Harbor Global. In addition, if either Mr. Kasnet or Mr. Hunter terminates his employment before the second anniversary of the distribution date, he will forfeit his right to receive incentive compensation under the administration and liquidation agreement and his employment agreement. Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

     Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. For example, in connection with the sale of its gold mining operations in Ghana to Ashanti, Pioneer has agreed to indemnify Ashanti for claims arising under the purchase agreement before June 19, 2005 relating to its Ghanaian gold mining operations. Under the Distribution Agreement, Pioneer transferred Pioneer Goldfields II Limited, the Pioneer subsidiary through which Pioneer's gold mining operations in Ghana were conducted, to Harbor Global. As a result of the transfer of Pioneer Goldfields II to Harbor Global,

Harbor Global is obligated to reimburse Pioneer in the event that Ashanti seeks indemnification for any claim. Harbor Global's indemnification obligations to Pioneer in connection with the Ashanti purchase agreement are capped at the amount of the total purchase price paid by Ashanti to Pioneer Goldfields II under the purchase agreement.

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

     For United States federal income tax purposes, Harbor Global is treated as a partnership. For United States federal income tax purposes, Harbor Global's shareholders will be treated as partners in a Bermuda partnership and their Harbor Global common shares will represent partnership interests. Because of its classification as a partnership for United States federal income tax purposes, Harbor Global is not itself subject to United States federal income tax. Instead, items of income, gain, loss, deduction and expense will flow through to Harbor Global's shareholders, and they will be required to include their allocable share of these items in computing their own United States federal income tax for each taxable year of Harbor Global. Cash distributions made by Harbor Global to its shareholders generally will not be taxable, except to the extent that those distributions exceed a shareholder's adjusted tax basis in the Harbor Global common shares.

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

HARBOR GLOBAL AND THE BUSINESSES IT OPERATES MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL OR OBTAIN DEBT FINANCING.

     Based on budget projections, Harbor Global currently has sufficient capital, without liquidating any of its assets, to continue to operate its assets for approximately three years. As such, it may be necessary for Harbor Global to liquidate some of its assets within three years of the Spin-off to continue to operate its remaining assets pending their liquidation. If Harbor Global is unable to liquidate some of its assets, it will require additional funding. Harbor Global may not be able to obtain additional funding, either in the form of additional capital or debt financing, because of the nature of its operations, namely its intent to hold its assets for liquidation and its limited duration. If adequate funding is not available, Harbor Global may be forced to liquidate its assets prematurely for a discounted sale price or on other less favorable terms than those that may otherwise be available if Harbor Global could obtain additional funding.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

 (b) Reports on Form 8-K:

     On April 11, 2001, the Company filed a Current Report on Form 8-K in connection with the execution by Harbor Far East Exploration of a definitive agreement to sell its Russian gold exploration business and the execution by PREA of definitive agreements to purchase all outstanding shares of the Pioneer Polish Real Estate Fund.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2001

                                       HARBOR GLOBAL COMPANY LTD.

                                         /s/ Donald H. Hunter
                              ------------------------------------------------
                                             Donald H. Hunter
                                         Chief Operating Officer
                                         Chief Financial Officer

                              (Duly authorized officer and principal financial
                                           and accounting officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
--------------------------------------------------------------------------------

2.1* Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
3.1+      Memorandum of Association of Harbor Global Company Ltd.
3.2+      Bye-Laws of Harbor Global Company Ltd.
4.1**     Specimen Common Share Certificate
10.1++ Share Purchase Agreement dated as of March 30, 2001 by and between Harbor Far East Exploration L.L.C., Closed Joint-Stock Company "Artel Staratelei Amur" and Closed Joint-Stock Company "Tas-Yurjah" Mining Company.
10.2++ Share Purchase Agreement dated April 06, 2001 between Cadim Servotech B.V., Vienna Leas International S. A., Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki Polskiej, Pioneer Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
10.3++ Share Purchase Agreement dated April 06, 2001 between European Bank for Reconstruction and Development, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
10.4++ Termination Agreement dated as of April 06, 2001 by and between European Bank for Reconstruction and Development, Cadim Servotech B.V., Vienna Leas International S. A., Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki Polskiej, Pioneer Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
10.5***# Guaranty, dated as of March 12, 2001, issued by Harbor Global Company Ltd. in favor of Rayonier Inc.
10.6***# Addendum No. 1, dated as of March 12, 2001, to Log Sales Contract No. 11-21-01 dated November 27, 2000 by and between Closed Joint-Stock Company "Forest-Starma" and Rayonier Inc.
10.7***# Agreement on Pledge of Goods in Circulation dated as of March 12, 2001 by and between Closed Joint-Stock Company Forest-Starma and Rayonier Inc.
***       Filed herewith.
** Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
++ Incorporated by reference to Harbor Global's Report on Form 8-K (file number 000-30889) filed on April 11, 2001.
* Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.'s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+ Incorporated by reference to Harbor Global Company Ltd.'s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
# Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Asterisks (*) denote such omissions.