Form 10-Q/A
period 2001-03-31
HARBOR GLOBAL CO LTD
filed 2001-05-25
CIK 1116616

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                (617) 878-1600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  NO CHANGES
  (Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of May 25, 2001, the Registrant had 5,643,311 common shares, par value $.0025 per share, issued and outstanding.

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

Dated: May 25, 2001

                           HARBOR GLOBAL COMPANY LTD.

                                    /s/ Donald H. Hunter
                                    --------------------
                                       Donald H. Hunter
                                    Chief Operating Officer
                                    Chief Financial Officer

                           (Duly authorized officer and principal financial
                                      and accounting officer)

                               INDEX TO EXHIBITS

Exhibit
Number  Description
------  -----------

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