Form 10-Q
period 2001-06-30
HARBOR GLOBAL CO LTD
filed 2001-08-07
CIK 1116616

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THREE MONTHS ENDED JUNE 30, 2001
                          COMMISSION FILE NO. 0-30889

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

                           ------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

  As of June 30, 2001, the Registrant had 5,643,311 common shares, par value $.0025 per share, issued and outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                         June 30,   December 31,
                                                                           2001         2000
                                                                       ----------   ------------
                                                                      (Unaudited)
ASSETS
Cash and Cash Equivalents............................................  $  7,513       $ 24,338
Restricted Cash......................................................        13            382
Marketable Securities................................................    31,297          5,321
Accounts Receivable..................................................     3,224          3,703
Prepaid Charges......................................................     1,343          1,897
Timber Inventory.....................................................     5,639          3,907
Other Current Assets.................................................       235              7
                                                                       --------       --------
Total Current Assets.................................................    49,264         39,555

Long-Term Restricted Cash............................................     6,863          6,820
Goodwill.............................................................     1,096          1,239
Polish Venture Capital Investments...................................    25,659         31,964
Long-term Investments................................................    13,913         11,738
Building.............................................................    23,704         23,965
Timber Equipment.....................................................     8,414          9,899
Other Long-term Assets...............................................     1,093          2,883
Marketable Securities................................................       238          5,665
Note Receivable......................................................     8,677         10,593
                                                                       --------       --------
Total Assets.........................................................  $138,921       $144,321
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable.....................................................  $  2,330       $  2,175
Dividend Payable.....................................................     2,697             --
Accrued Expenses.....................................................     2,706          4,275
Foreign Taxes Payable................................................       706          4,238
                                                                       --------       --------
Total Current Liabilities............................................     8,439         10,688

Long-term Escrow Liability...........................................     1,800          1,800
Note Payable.........................................................     5,000          5,000
                                                                       --------       --------
Total Liabilities....................................................    15,239         17,488

Minority Interest....................................................    43,969         51,577
                                                                       --------       --------
SHAREHOLDERS' EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,643,311 shares issued and outstanding as of June 30, 2001
  and December 31, 2000..............................................        14             14
Preferred shares, par value $.01 per share; authorized 1,000,000
  shares; none issued................................................        --             --
Retained Earnings (Accumulated Deficit)..............................     3,960           (521)
Cumulative Translation Adjustment....................................       (24)            --
Paid-in Capital......................................................    75,763         75,763
                                                                       --------       --------
Total Shareholders' Equity...........................................    79,713         75,256
                                                                       --------       --------

Total Liabilities and Shareholders' Equity...........................  $138,921       $144,321
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

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                Three Months           Six Months
                                                                   Ended                  Ended
                                                                  June 30,               June 30,
                                                             -------------------   -------------------
                                                               2001      2000       2001       2000
                                                             --------   --------   --------   --------
Revenues:
 Timber Sales..............................................  $  6,978   $  5,325   $  7,343   $  5,325
 Real Estate Rental Revenue................................     1,565      2,106      3,126      4,046
 Other.....................................................     1,220        540      2,786      1,419
                                                             --------   --------   --------   --------
  Total Revenues...........................................     9,763      7,971     13,255     10,790
                                                             --------   --------   --------   --------

Operating Expenses:
 Timber Cost of Goods Sold.................................    (5,752)    (5,978)    (6,085)    (5,978)
 Salary and Benefit Expenses...............................    (1,322)      (746)    (2,084)    (1,404)
 Facility Expenses.........................................      (349)      (309)      (675)      (659)
 Building and Property Management Expenses.................      (835)      (576)    (1,419)    (1,016)
 Other Expenses............................................    (2,685)    (1,332)    (5,413)    (3,788)
 Allocation of Former Parent Company Costs.................        --     (2,563)        --     (4,703)
                                                             --------   --------   --------   --------
  Total Operating Expenses.................................   (10,943)   (11,504)   (15,676)   (17,548)
                                                             --------   --------   --------   --------

  Operating Loss...........................................    (1,180)    (3,533)    (2,421)    (6,758)

Other (Expense) Income:
 Net Unrealized and Realized (Losses) Gains on Securities..     2,137        605      2,872      2,084
 Write-down of Venture Capital Investments.................    (2,430)        --     (5,283)        --
 Gain on Sale of Tas-Yurjah................................     7,303         --      7,303         --
 Write-Off of Investment in Polish Real Estate Fund........    (1,875)        --     (1,875)        --
 Interest Income (Expense).................................        --       (150)        (1)      (250)
                                                             --------   --------   --------   --------
  Total Other Income.......................................     5,135        455      3,016      1,834
                                                             --------   --------   --------   --------

  Income (Loss) from Continuing Operations before
   Provision for Income Taxes and Minority Interest........     3,955     (3,078)       595     (4,924)

Provision for Income Taxes.................................    (1,028)      (273)    (1,006)      (595)
                                                             --------   --------   --------   --------
  Income (Loss) from Continuing Operations before
   Minority Interest.......................................     2,927     (3,351)      (411)    (5,519)

Minority Interest Income (Expense).........................     2,263       (118)     4,892       (274)
                                                             --------   --------   --------   --------

  Net Income (Loss) from Continuing Operations.............     5,190     (3,469)     4,481     (5,793)

Net Income from Discontinued Operations....................        --      1,134         --      1,326
                                                             --------   --------   --------   --------

  Net Income (Loss)........................................  $  5,190   $ (2,335)  $  4,481   $ (4,467)
                                                             ========   ========   ========   ========
Earnings (Loss) Per Share:
Continuing Operations......................................  $   0.92   $  (0.61)  $   0.79   $  (1.03)
Discontinued Operations....................................        --       0.20         --       0.24
                                                             --------   --------   --------   --------
Basic and Diluted Earnings (Loss) Per share................  $   0.92   $  (0.41)  $   0.79   $  (0.79)
                                                             ========   ========   ========   ========

Weighted Average Basic and Diluted Shares Outstanding......     5,643      5,643      5,643      5,643
                                                             ========   ========   ========   ========




  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------
                                                                         2001               2000
                                                                     ----------           --------
Cash Flows from Operating Activities:
  Net Income (Loss)............................................      $  4,481            $(4,467)
  Net Income from Discontinued Operations......................            --              1,326
                                                                     --------            -------
        Net Income (Loss) from Continuing Operations...........         4,481             (5,793)
  Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities --
    Depreciation and Amortization..............................         2,447              2,365
    Loss on Disposal of Timber Equipment.......................           371                 --
    Unrealized and Realized Losses (Gains) on Venture Capital
      Marketable Securities, and Long-term Investments, Net....         3,100             (2,084)
    Minority Interest..........................................        (4,892)               274
    Non-cash Interest Income on Note Receivable................          (584)                --
    Allocation of Former Parent Company Costs..................            --              4,703
    Interest Earned on Restricted Cash.........................           (42)                --
Changes in Operating Assets and Liabilities --
    Timber Inventory...........................................        (1,731)              (967)
    Other Current Assets.......................................       (25,180)              (104)
    Other Long-term Assets and Marketable Securities...........         7,133                857
    Accrued Expenses and Accounts Payable......................        (4,965)            (1,761)
                                                                     --------            -------

        Total Adjustments and Changes in Operating Assets
          and Liabilities......................................       (24,343)             3,283
                                                                     --------            -------

        Net Cash Used in Continuing Operating Activities.......       (19,862)            (2,510)
                                                                     --------            -------

        Net Cash Provided by Discontinued Operations...........            --              7,265
                                                                     --------            -------

Cash Flows from Investing Activities:
  Building.....................................................           (81)                --
  Purchase of Long-term Investments............................        (4,536)            (2,411)
  Proceeds from Sale of Long-term Investments..................         4,545              2,589
  Net Cash Flow from Other Investing Activities................         1,022                825
  Proceeds from Note Receivable................................         2,500                 --
  Purchase of Timber Equipment.................................          (757)              (429)
                                                                     --------            -------

        Net Cash Provided by Investing Activities..............         2,693                574
                                                                     --------            -------

Cash Flows from Financing Activities:
  Capital Contributions........................................            --              3,769
  Due to Affiliates, Net.......................................            --             (6,300)
  Repayment of Note Payable....................................            --               (620)
  Reclassification of Restricted Cash..........................           369             (1,671)
                                                                     --------            -------

        Net Cash Provided by (Used in) Financing Activities....           369             (4,822)
                                                                     --------            -------
Effect of Foreign Currency Exchange Rate Changes on Cash and
   Cash Equivalents............................................           (25)                --
Net (Decrease) Increase in Cash and Cash Equivalents...........       (16,825)               507
                                                                     --------            -------

Cash and Cash Equivalents, Beginning of Period.................        24,338              5,177
                                                                     --------            -------

Cash and Cash Equivalents, End of Period.......................      $  7,513            $ 5,684
                                                                     ========            =======





  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 2001


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

     The Company's assets primarily consist of the following: Russian real estate management and investment management operations; Polish venture capital investment and management operations; real estate management operations; timber harvesting and sales in Russia ("Russian timber operations"); and its other assets and operations ("Other"). Other includes approximately $31.4 million in cash and marketable securities, of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer, and a non-interest-bearing promissory note with a face value of $13.8 million and a balance outstanding of $11.3 million, payable to Pioneer Goldfields II Limited, a wholly-owned subsidiary of the Company.

BASIS OF PRESENTATION

     In the opinion of management, the accompanying interim financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company's businesses. The historical consolidated financial statements for the three and six months ended June 30, 2000 include allocations of certain Pioneer expenses relating to the Company's businesses that were transferred to the Company from Pioneer. These costs are included in the Statement of Operations as costs allocated by a former parent and include an allocation of indirect costs such as legal, finance and human resources and direct costs such as salary and benefit costs of Pioneer employees who worked exclusively for the Company, travel and political risk insurance.
The cost of the shared services charged to the Company is not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these shared functions using its own resources or purchased services.

     Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax expenses will be borne by its shareholders. The income tax provisions and deferred taxes included in the accompanying consolidated financial statements relate to the Company's corporate subsidiaries that are located primarily in Russia and Poland.

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

POLISH VENTURE CAPITAL INVESTMENT

     No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined in good faith by management. In determining fair value, investments are initially stated at cost until significant subsequent events require a change in valuation. The Company considers the financial condition and operating results of the investee, prices paid in subsequent private offerings of the same or similar securities, the amount that the Company can reasonably expect to realize upon the sale of these securities, and other factors deemed relevant. For the three and six months ended June 30, 2001, charges of approximately $2,430,000 and $5,283,000, respectively, were recorded relative to the write-down of two investments in the venture capital portfolio. A majority of this write-down, approximately 92%, was attributable to minority shareholders. In 2000, there were no venture capital portfolio write-downs during the first six months of the year.

CONCENTRATION OF RISK

     The Company's operations are concentrated in Russia and Central Europe. Additionally, the Company's timber project sells its timber primarily in the Asian markets. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in these foreign countries.

     Harbor Global's Russian real estate management and investment management operations and its Russian timber operations are no longer eligible for political risk insurance coverage previously provided by Overseas Private Investment Corporation ("OPIC"). Pursuant to its charter, OPIC may only insure companies with beneficial US ownership of at least 51%. Since Harbor Global does not meet this criterion, the Company has been actively pursuing political risk insurance from other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

     For the year beginning January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of the adoption was not material to the financial statements of the Company.

     The Financial Accounting Standards Board approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 will require all business combinations to be accounted for using the purchase method of accounting; use of the pooling-of-interest method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets regardless of when those assets were initially recognized. SFAS No. 141 is not anticipated to have an impact on the Company's operating results or financial condition when adopted. The Company has yet to determine the effect of SFAS No. 142 on the Company's operating results and financial condition upon adoption.


(3)  EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share has been computed assuming that the 5,643,311 common shares of the Company issued and outstanding as of June 30, 2001 were outstanding for all periods presented.

     The Company had no share options or other common stock equivalents outstanding during the periods presented and consequently basic and diluted loss per share are the same.


(4)  RESTRICTED CASH

     Restricted cash of $6.9 million at June 30, 2001 represents $5 million to satisfy liabilities associated with Pioneer's former gold mining operations, $1.8 million to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer and $0.1 million of interest. After the fifth anniversary of the closing of the sale of Pioneer's former gold mining operations, Harbor Global is obliged to pay Pioneer the lesser of $5 million or the actual proceeds received by Pioneer Goldfields II from Ashanti Goldfields Teberebie Limited ("Ashanti") under the purchase agreement less any indemnification claims paid under the purchase agreement. With respect to the compensation liability, which is disclosed as a long-term escrow liability, $1.8 million is payable on October 24, 2002.


(5)  NOTE RECEIVABLE

     The note receivable consists of a stated non-interest-bearing promissory note from Ashanti with a face value of $13.8 million, of which $11.3 million remains outstanding at June 30, 2001. The effective interest rate is thirteen percent based on LIBOR plus an appropriate credit risk factor for the underlying payee. The note represents part of the base purchase price paid to Pioneer Goldfields II Limited, a wholly-owned subsidiary of Harbor Global, for the sale of its gold mining operations in Ghana in July 2000. Under the promissory note, Ashanti is obligated to pay the purchase price over five years, with principal amounts of between $2.5 million and $3.75 million due annually, as specified in the purchase agreement. For the three and six months ended June 30, 2001, approximately $261,000 and $585,000, respectively, of interest income was recognized by the Company.

(6)  NOTE PAYABLE

     The non-interest bearing note payable of $5.0 million at June 30, 2001 represents that portion of proceeds received by Pioneer in connection with the sale of its gold mining operations in Ghana to Ashanti. In connection with the merger with UniCredito, Pioneer contributed all proceeds from the sale of its gold mining operation, including $5.0 million in cash, $13.8 million in a non-interest bearing promissory note and the right to receive payments of up to $5.0 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it will return to Pioneer the lesser of $5.0 million or the proceeds received by Pioneer Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement.


(7)  RELATED PARTY TRANSACTIONS

     The Company entered into an administration and liquidation agreement with Calypso Management LLC ("Calypso Management" or the "Manager"), under which Calypso Management manages the liquidation of the Company and operates the Company's assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company's President and Chief Executive Officer as well as the Company's Chief Operating Officer and Chief Financial Officer. Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets.

     For the three and six months ended June 30, 2001, the Company had management fee expenses of $720,000 and $1,393,000, respectively. Of the management fee expense for the period, $309,000 is outstanding at June 30, 2001.

     Harbor Global is obligated under its administration and liquidation agreement with Calypso Management to make certain distributions. When it becomes probable that amounts will become payable under this agreement, an accrual will be recorded.


(8)  COMMITMENTS

     The Company committed to contribute up to $5,700,000 for Class B shares of the Pioneer Polish Real Estate Fund, S.A. (the "Fund"), an investment of the Company, of which approximately $285,000 had been contributed as of March 31, 2001. In April 2001, Harbor Global announced its intention to liquidate the Fund. In connection with the liquidation, Harbor Global's wholly-owned subsidiary, PREA, L.L.C. ("PREA"), entered into definitive agreements with the Fund's unaffiliated investors to purchase all of the shares held by such investors for an aggregate purchase price of $1.59 million. The purchase, which closed during April 2001, relieves Harbor Global of its obligation to make capital contributions to the Fund in the amount of approximately $5.4 million pursuant to the Subscription and Shareholders' Agreement dated as of October 20, 1999 by and among the Fund and the investors. Management is now in the process of liquidating the Fund. Consequently, the Company wrote-off its investment in the Fund, which is included in other (expense) income, in the second quarter of 2001. In addition, the Company is in the process of liquidating its real estate management business in Poland, PREA Poland Sp. z o.o. The liquidation of both the Fund and PREA Poland Sp. z o.o. are expected to be completed in 2002. These liquidations will not completely terminate operations in the real estate management segment.

     On October 16, 1996, Pioglobal Omega L.L.C. ("Pioglobal Omega"), a wholly-owned subsidiary of the Company, and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioneer First Russia, Inc. ("Pioneer First Russia"), a majority-owned subsidiary. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC's shares of Pioneer First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal

Omega will have the right to buy all of the IFC's shares of Pioneer First Russia common stock.

     Under the administration and liquidation agreement, Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, on October 24, 2002 (See Note 4).


(9)  GAIN ON SALE OF TAS-YURJAH

     During the second quarter of 2001, Harbor Global's wholly-owned subsidiary, Harbor Far East Exploration, L. L. C., completed the sale of its 94.5% direct interest in Closed Joint-Stock Company "Tas-Yurjah" Mining Company" ("Tas Yurjah") for an aggregate sales price of approximately $8.5 million pursuant to a definitive sales agreement. As a result of the transaction, Harbor Global reported a gain, after withholding taxes and closing costs, of approximately $7.3 million in the second quarter of 2001. There is no corporate income tax effect on this transaction.


(10) SUBSEQUENT EVENTS

     On August 1, 2001, Harbor Global's Board of Directors declared a dividend of approximately $14.5 million or $2.57 per share on Harbor Global's Common Shares. Pursuant to an Administration and Liquidation Agreement, Calypso Management LLC will receive a payment equal to 10% of such dividend or $0.26 per share. The balance of $2.31 per share will be payable on November 15, 2001 to shareholders of record as of October 24, 2001.


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

     . Russian Real Estate Management and Investment Management Operations: investment and management services

     . Polish Venture Capital Investment and Management Operations: venture capital investment and management services

     . Real Estate Management Operations: real estate management services including property management and advisory services

     . Russian Timber Operations: harvest and sale of timber primarily to Pacific Rim countries

                              SEGMENT DISCLOSURES



                                                          Russian        Polish
                                                         Real Estate     Venture
                                                         Management      Capital
                                                            and        Investment     Real
                                                         Investment       and         Estate      Russian
                                                         Management    Management   Management    Timber
                                                         Operations    Operations   Operations   Operations    Other      Total
                                                         ----------    ----------   ----------   ----------   -------    --------
As of and for the six months ended June 30, 2001
------------------------------------------------
Net Revenues and Sales................................     $ 3,963      $    97      $   648      $ 7,343      $ 1,204    $ 13,255
                                                           -------      -------      -------      -------      -------    --------
Income (Loss) from Continuing Operations before
  Provision for Income Taxes and Minority Interest....       2,304       (6,145)      (2,527)         (31)       6,993         595

Provision for Income Taxes............................        (998)          (8)          --           --           --      (1,006)

Minority Interest (Expense) Income....................        (645)       5,537           --           --           --       4,892
                                                           -------      -------      -------      -------      -------    --------
Net Income (Loss) from Continuing Operations..........     $   661      $  (616)     $(2,527)     $   (31)     $ 6,993    $  4,481
                                                           =======      =======      =======      =======      =======    ========

Depreciation and Amortization.........................     $   532      $     6      $    38      $ 1,871      $    --    $  2,447
                                                           =======      =======      =======      =======      =======    ========

Interest Expense......................................     $    --      $    --      $    --      $    --      $    --    $     --
                                                           =======      =======      =======      =======      =======    ========

Total Assets..........................................     $63,654      $26,322      $   502      $18,675      $29,768    $138,921
                                                           =======      =======      =======      =======      =======    ========





                                                          Russian        Polish
                                                         Real Estate     Venture
                                                         Management      Capital
                                                            and        Investment     Real
                                                         Investment       and         Estate      Russian
                                                         Management    Management   Management    Timber
                                                         Operations    Operations   Operations   Operations    Other      Total
                                                         ----------    ----------   ----------   ----------   -------    --------
As of and for the six months ended June 30, 2000
------------------------------------------------
Net Revenues and Sales................................     $ 4,112      $   446      $   907      $ 5,325      $    --    $ 10,790
                                                           -------      -------      -------      -------      -------    --------
Income (Loss) from Continuing Operations before
  Provision for income Taxes and Minority Interest....       1,371         (683)      (1,683)      (3,801)        (128)     (4,924)

Provision for Income Taxes............................        (562)          --          (33)          --           --        (595)

Minority Interest (Expense) Income....................        (866)         592           --           --           --        (274)
                                                           -------      -------      -------      -------      -------    --------
Net (Loss) Income from Continuing Operations..........     $   (57)     $   (91)     $(1,716)     $(3,801)     $  (128)   $ (5,793)
                                                           =======      =======      =======      =======      =======    ========

Depreciation and Amortization.........................     $   465      $     7      $    61      $ 1,832      $    --    $  2,365
                                                           =======      =======      =======      =======      =======    ========

Interest Expense......................................     $    --      $    --      $    --      $   250      $    --    $    250
                                                           =======      =======      =======      =======      =======    ========

Total Assets..........................................     $39,682      $51,484      $ 1,157      $20,450      $   952    $113,725
                                                           =======      =======      =======      =======      =======    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The consolidated financial statements of Harbor Global's principal operations include its Russian real estate management and investment management operations, Polish venture capital investment and management operations, real estate management operations, and Russian timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the three and six months ended June 30, 2001 and 2000; Liquidity and Capital Resources; and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Consolidated Operations.

     Harbor Global reported net income of $5.2 million ($0.92 per share) on revenues of $9.8 million in the second quarter of 2001 compared with a net loss of $2.4 million ($0.41 per share) on revenues of $8.0 million for the second quarter of 2000. Income from continuing operations was $5.2 million in the second quarter of 2001 compared to a net loss of $3.5 million in the second quarter of 2000. The $8.7 million increase in income from continuing operations reflects the $7.3 million gain on the sale of the Company's gold exploration subsidiary, Tas-Yurjah, and a $2.0 million reduction in corporate overhead costs. Tas-Yurjah is included under Other in the Company's segment reporting. Additionally, the timber operation reported a $1.2 million increase in operating income attributable, in part, to increases in production and average realized prices. Offsetting the increased income was the $1.9 million write-off of the Company's investment in the Pioneer Polish Real Estate Fund, an investment that constituted part of the Company's real estate management segment. Income from discontinued Russian banking and brokerage operations totaled $1.1 million in the second quarter of 2000.

     For the six months ended June 30, 2001, the Company reported net income of $4.5 million ($0.79 per share). For the first half of 2000, Harbor Global reported a net loss of $4.5 million ($0.79 per share), consisting of a net loss from continuing operations of $5.8 million ($1.03 per share) and net income from discontinued Russian banking and brokerage operations of $1.3 million ($0.24 per share). The $10.3 million increase in net income from continuing operations was attributable to the $7.3 million gain on the sale of Tas-Yurjah, a $3.7 million reduction in corporate overhead expenses, and a $1.2 million increase in the timber operation's operating income. Offsetting these increases was the $1.9 million write-off of the Company's investment in the Pioneer Polish Real Estate Fund.

     Set forth on the following table are the details of revenues and net income
(loss) by business segment for the three and six months ended June 30, 2001 and 2000:

                        REVENUES AND NET INCOME OR LOSS
                             (DOLLARS IN MILLIONS)



                                                                    NET INCOME                           NET INCOME
                                                  REVENUES            (LOSS)          REVENUES             (LOSS)
                                              ---------------    ---------------    ---------------    ----------------
                                                THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                   ENDED              ENDED              ENDED              ENDED
                                                  JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                              ---------------    ---------------    ---------------    ----------------
                                              2001       2000    2001       2000    2001       2000    2001        2000
                                              ----       ----    ----       ----    ----       ----    ----        ----
BUSINESS SEGMENT
----------------
Russian Real Estate Management
  and Investment Management
  Operations.........................         $ 2.0      $ 2.0   $ 0.4      $ 0.2   $ 4.0      $ 4.1   $ 0.7       $(0.1)
Polish Venture Capital Investment
  And Management Operations..........            --        0.2    (0.3)      (0.2)    0.1        0.5    (0.6)       (0.1)
Real Estate Management Operations               0.3        0.5    (2.3)      (0.9)    0.7        0.9    (2.5)       (1.7)
Russian Timber Operations............           6.9        5.3     0.3       (2.5)    7.3        5.3    (0.1)       (3.8)
Other................................           0.6         --     7.1       (0.1)    1.2         --     7.0        (0.1)
                                              -----      -----   -----      -----   -----      -----   -----       -----
Total from continuing
  operations.........................         $ 9.8      $ 8.0   $ 5.2      $(3.5)  $13.3      $10.8   $ 4.5       $(5.8)
                                              -----      -----   -----      -----   -----      -----   -----       -----

Income from discontinued
  operations.........................            --         --      --        1.1      --         --      --         1.3
                                              -----      -----   -----      -----   -----      -----   -----       -----

     Totals..........................         $ 9.8      $ 8.0   $ 5.2      $(2.4)  $13.3      $10.8   $ 4.5       $(4.5)
                                              -----      -----   -----      -----   -----      -----   -----       -----


Russian Real Estate Management and Investment Management Operations.

     The Russian real estate management and investment management operations reported net income of $0.4 million for the second quarter 2001, an increase of $0.2 million compared with net income of $0.2 million reported in the second quarter of 2000. The increase was attributable to a $1.5 million increase in portfolio gains and a $0.5 million reduction in corporate overhead costs, offset partially by a non-recurring insurance settlement and expense reimbursements aggregating $1.0 million which were received in the second quarter of 2000. In addition, earnings from the Meridian Commercial Tower decreased by $0.8 million compared with the second quarter of 2000 due to a higher vacancy rate and a related increase in absorbed building operating expenses.

     During the six months ended June 30, 2001, the Russian real estate management and investment management business reported net income of $0.7 million, an increase of $0.8 million compared with the corresponding period in 2000. The increase in income was attributable to a $1.0 million reduction in corporate overhead costs, a $0.8 million increase in portfolio gains, a $0.8 million increase in interest income and a $0.4 million decrease in intercompany expenses. These increases were offset by a $1.3 million reduction in income from the Meridian Commercial Tower associated with a higher vacancy rate and a related increase in absorbed building operating expenses and the non-recurring insurance settlement and expense reimbursements aggregating $1.0 million, which were received in 2000.

Polish Venture Capital Investment and Management Operations.

     For the second quarter of 2001, the Polish venture capital investment and management operations reported losses of $0.3 million compared with net losses of $0.2 million in the second quarter of 2000. For the six months ended June 30, 2001, the venture capital business reported losses of $0.6 million compared with a net loss of $0.1 million for the same period in 2000. The increase in losses of $0.5 million was attributable to the $3.1 million write-down of two portfolio positions.

The Company reported a loss, net of minority interest, of $0.5 million associated with these write-downs.

Real Estate Management Operations.

     The real estate management operations reported losses of $2.3 million in the second quarter of 2001 compared with losses of $0.9 million in the second quarter of 2000. The $1.4 million increase in losses was due to a $1.9 million write-off of PREA's investment in the Fund, offset partially by a $0.5 million reduction in corporate overhead costs. For the six months ended June 30, 2001, the real estate management operations reported losses of $2.5 million compared to losses of $1.7 million for the same period in 2000. The $0.8 million increase in losses is also attributable to the foregoing investment write-off less reductions in corporate overhead costs.

Russian Timber Operations.

     The Russian timber operations reported second quarter 2001 net income of $0.3 million, an increase of $2.8 million compared with losses of $2.5 million reported in the second quarter of 2000. For the six months ended June 30, 2001, the Russian timber operations reported losses of $0.1 million, a decrease in losses of $3.7 million compared with the corresponding period in 2000. The earnings increases were attributable principally to reductions in corporate overhead costs of $0.8 million and $1.7 million for the respective three and six months ended June 30, 2001; increases in production, which reduced the cost per cubic meter; and improvements in the grade mix of logs shipped and average realized prices. Losses were also higher in 2000 because of an $0.8 million inventory lower of cost or market adjustment recorded in the second quarter of 2000.

     A comparison of production and production costs for the three and six months ended June 30, 2001 with the corresponding periods in 2000 is set forth on the following table:

                                             Three months                                       Six months
                                             ended June 30,              Percentage            ended June 30,   Percentage
                                        --------------------              Increase/           ---------------    Increase/
                                          2001          2000              (decrease)            2001    2000    (decrease)
--------------------------------------------------------------------------------------------------------------------------
Production (cubic meters in                74            60                  23%                168     125        34%
 thousands)
--------------------------------------------------------------------------------------------------------------------------
Cash Costs per cubic meter              $  39         $  44                 (11%)             $  33   $  41       (20%)
 produced
--------------------------------------------------------------------------------------------------------------------------
Total Cost per cubic meter              $  50         $  59                 (15%)             $  45   $  54       (17%)
 produced
-------------------------------------------------------------------------------------------------------------------------

     The significant increase in production and related decrease in the cost per cubic meter is a result of the harvesting and development of a new concession previously owned by Closed Joint-Stock Company "Udinskoye", an inactive subsidiary of the Company, as well as productivity increases experienced at the original concession, "Forest Starma". In 2001, the Company expects that the timber at the Udinskoye concession will be harvested primarily during the first and fourth quarters and shipped during the summer months.

     During the first half of 2001, the Company's russian timber subsidiary, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"), shipped approximately 137,000 cubic meters at an average realized price of $53 per cubic meter, approximately 96% of which was shipped in the second quarter. In the first half of 2000, Forest-Starma shipped 107,000 cubic meters at an average realized price of $50 per cubic meter, all of which were shipped in the second quarter of that year. Forest-Starma currently sells all of its timber production through its marketing and sales agent, Rayonier, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Liquid assets consisting of cash and marketable securities maintained for general corporate purposes were $31.4 million as of June 30, 2001. This represents a $5.6 million increase from the 2000 fiscal year end. The increase is attributable principally to proceeds from the sale of Tas-Yurjah.

     The assets of the Company's majority-owned Russian subsidiary, Pioneer First Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets. In recent years Russia has undergone substantial political, economic and social change, and as a result, the Russian securities markets are volatile and are strongly influenced by global trends and trends that influence emerging markets. In addition, the Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. As a result, the Company recognizes gains or losses on its income statement only when the securities are sold; it also currently carries these investments at lower of cost or fair market value. Management evaluates this practice on a continuous basis.

     On April 26, 2001, the shareholders of Harbor Global's majority owned Russian subsidiary, Pioneer First Investment Fund, approved a dividend of approximately $5.3 million. The dividend will be paid over a period of one year beginning on September 1, 2001 to shareholders of record on March 10, 2001. Harbor Global expects to receive its proportionate share of such dividend in the amount of approximately $2.8 million during the second half of 2001.

     At June 30, 2001 and December 31, 2000, the Company's Polish venture capital fund, the Pioneer Poland Fund, had approximately $60.6 million in committed capital, of which approximately $51.8 million and $50.5 million, respectively, has been invested in 10 privately held Polish companies. The carrying value of these investments at June 30, 2001 and December 31, 2000 was $25.6 million and $32.0 million, respectively.

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

HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

     Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. For example, in connection with the sale of its gold mining operations in Ghana to Ashanti, Pioneer has agreed to indemnify Ashanti for claims arising under the purchase agreement before June 19, 2005 relating to its Ghanaian gold mining operations. Under the Distribution Agreement, Pioneer transferred Pioneer Goldfields II Limited, the Pioneer subsidiary through which Pioneer's gold mining operations in Ghana were conducted, to Harbor Global. As a result of the transfer, Harbor Global is obligated to reimburse Pioneer in the event that Ashanti seeks indemnification for any claim. Harbor Global's indemnification obligations to Pioneer in connection with the Ashanti purchase agreement are capped at the amount of the total purchase price paid by Ashanti to Pioneer Goldfields II under the purchase agreement.

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

  (b) Form 8-K:

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

Dated: August 7, 2001

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
2.1* Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1+     Memorandum of Association of Harbor Global Company Ltd.

3.2+     Bye-Laws of Harbor Global Company Ltd.

4.1**    Specimen Common Share Certificate

10.1*** Supplemental Agreement dated May 28, 2001, to Share Purchase Agreement dated March 30, 2001 by and between Harbor Far East Exploration L.L.C., Closed Joint-Stock Company "Artel Staratelei Amur" and Closed Joint-Stock Company "Tas-Yurjah" Mining Company.

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

10.5*** Delivery Contract #DT1 dated June 25, 2001 between Turner Equipment Services LTD and JSC "Forest-Starma."

10.6*** Delivery Contract #30199 dated July 15, 2001 between Pioneer Forest, Inc. and JSC "Forest-Starma."

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