Form 10-Q
period 2001-09-30
HARBOR GLOBAL CO LTD
filed 2001-11-14
CIK 1116616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                          COMMISSION FILE NO. 0-30889

                            ------------------------

                           HARBOR GLOBAL COMPANY LTD.
            (exact name of registrant as specified in its charter)

                            ------------------------

                  BERMUDA                          52-2256071
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        ONE FANEUIL HALL MARKETPLACE               02109-1820
                4TH FLOOR                          (ZIP CODE)
           BOSTON, MASSACHUSETTS
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                 (617) 878-1600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

                                   NO CHANGES
   (Former name, former address and former fiscal year, if changes since last report)

                            ------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 1, 2001, the Registrant had 5,649,311 common shares, par value $.0025 per share, issued and outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    September 30,          December 31,
                                                                                         2001                  2000
                                                                                    -------------         -------------
                                                                                     (Unaudited)
ASSETS
Cash and Cash Equivalents...............................................                 $  4,478             $ 24,338
Restricted Cash.........................................................                    2,376                  382
Marketable Securities...................................................                   32,166                5,321
Accounts Receivable.....................................................                    1,726                3,703
Prepaid Charges.........................................................                    2,806                1,897
Timber Inventory........................................................                    4,110                3,907
Other Current Assets....................................................                      324                    7
                                                                                         --------             --------
Total Current Assets....................................................                   47,986               39,555

Long-term Restricted Cash...............................................                    6,879                6,820
Goodwill................................................................                    1,024                1,239
Polish Venture Capital Investments......................................                   25,208               31,964
Marketable Securities...................................................                   11,485                5,665
Long-term Investments...................................................                    5,687               11,738
Building................................................................                   23,537               23,965
Timber Equipment........................................................                    7,901                9,899
Other Long-term Assets..................................................                      966                2,883
Note Receivable.........................................................                    8,949               10,593
                                                                                         --------             --------
Total Assets............................................................                 $139,622             $144,321
                                                                                         ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable........................................................                 $  1,917             $  2,175
Dividend Payable........................................................                   15,669                   --
Accrued Expenses........................................................                    4,811                4,275
Foreign Taxes Payable...................................................                      523                4,238
                                                                                          --------             --------
Total Current Liabilities...............................................                   22,920               10,688

Long-term Escrow Liability..............................................                    1,800                1,800
Note Payable............................................................                    5,000                5,000
                                                                                         --------             --------
Total Liabilities.......................................................                   29,720               17,488

Minority Interest.......................................................                   43,674               51,577
                                                                                         --------             --------
SHAREHOLDERS' EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,643,311 shares issued and outstanding as of September 30, 2001
 and December 31, 2000                                                                         14                   14
Preferred shares, par value $.01 per share; authorized 1,000,000
 shares; none issued....................................................                       --                   --
Paid-in Capital.........................................................                   75,763               75,763
Accumulated Deficit.....................................................                  (11,944)                (521)
Other Comprehensive Income..............................................
  Net Unrealized Gains on Hold For Sale Marketable Securities...........                    2,383                   --
  Cumulative Translation Adjustment.....................................                       12                   --
                                                                                         --------             --------
Total Shareholders' Equity..............................................                   66,228               75,256
                                                                                         --------             --------
Total Liabilities and Shareholders' Equity..............................                 $139,622             $144,321
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

                           HARBOR GLOBAL COMPANY LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            Three Months               Nine Months
                                                                                Ended                     Ended
                                                                             September 30,             September 30,
                                                                          ------------------        ------------------
                                                                            2001       2000           2001       2000
                                                                          -------    -------        -------    -------
Revenues:
  Timber Sales....................................................        $ 4,313    $ 3,908        $11,656    $ 9,233
  Real Estate Rental Revenue......................................          1,614      2,510          4,740      6,556
  Other...........................................................          1,304      1,020          4,090      2,439
                                                                          -------    -------        -------    -------
          Total Revenues..........................................          7,231      7,438         20,486     18,228
                                                                          -------    -------        -------    -------
Operating Expenses:
  Timber Cost of Goods Sold.......................................         (4,827)    (4,088)       (10,912)   (10,066)
  Salary and Benefit Expenses.....................................         (1,046)    (1,133)        (3,131)    (2,537)
  Facility Expenses...............................................           (325)      (362)        (1,000)    (1,021)
  Building and Property Management Expenses.......................           (529)      (698)        (1,947)    (1,714)
  Other Expenses..................................................         (3,743)    (3,719)        (9,158)    (7,507)
  Allocation of Former Parent Company Costs.......................             --     (3,093)            --     (7,796)
                                                                          -------    -------        -------    -------
          Total Operating Expenses................................        (10,470)   (13,093)       (26,148)   (30,641)
                                                                          -------    -------        -------    -------

          Operating Loss..........................................         (3,239)    (5,655)        (5,662)   (12,413)
Other Income (Expense):
  Net Unrealized and Realized Gains on Securities.................            382      6,510          3,255      8,594
  Write-down of Venture Capital Investments.......................             --     (8,781)        (5,283)    (8,781)
  Gain on Sale of Tas-Yurjah......................................             --         --          7,303         --
  Write-Off of Investment in Polish Real Estate Fund..............             --         --         (1,875)        --
  Interest Income (Expense).......................................             --       (220)            --       (470)
                                                                          -------    -------        -------    -------
          Total Other Income (Expense)............................            382     (2,491)         3,400       (657)
                                                                          -------    -------        -------    -------
           Loss from Continuing Operations before
             Provision for Income Taxes and Minority Interest.....         (2,857)    (8,146)       (2,262)    (13,070)
  Provision for Income Taxes......................................           (291)    (2,854)       (1,297)     (3,449)
                                                                          -------    -------       -------     -------
           Loss from Continuing Operations before
             Minority Interest....................................         (3,148)   (11,000)       (3,559)    (16,519)
Minority Interest Income..........................................            294      5,933         5,186       5,659
                                                                          -------    -------        ------     -------

          Net (Loss) Income from Continuing Operations............         (2,854)    (5,067)        1,627     (10,860)
Net Income from Discontinued Operations...........................             --         19            --       1,345
                                                                          -------    -------       -------     -------

          Net (Loss) Income.......................................        ($2,854)   ($5,048)       $1,627     ($9,515)
                                                                          =======    =======       =======     =======
(Loss) Earnings Per Share:
Continuing Operations.............................................         ($0.50)    ($0.89)        $0.29      ($1.92)
Discontinued Operations...........................................             --         --            --        0.23
                                                                          -------    -------       -------     -------
Basic and Diluted (Loss) Earnings Per share.......................         ($0.50)    ($0.89)        $0.29      ($1.69)
                                                                          =======    =======       =======     =======

Weighted Average Basic and Diluted Shares Outstanding.............          5,643      5,643         5,643       5,643
                                                                          =======    =======       =======     =======

   The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     2001                   2000
                                                                                   ---------             ---------
Cash Flows from Operating Activities:
  Net Income (Loss).............................................                    $  3,077               $(9,515)
  Net Income from Discontinued Operations.......................                          --                 1,345
                                                                                    --------              --------
        Net Income (Loss) from Continuing Operations............                       3,077               (10,860)
  Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities --
    Depreciation and Amortization...............................                       3,768                 2,701
    Loss on Disposal of Timber Equipment........................                         383                    --
    Unrealized and Realized Losses (Gains) on Venture Capital
      Marketable Securities, and Long-term Investments, Net.....                       2,877                   187
    Minority Interest...........................................                      (5,186)               (5,659)
    Non-cash Interest Income on Note Receivable.................                        (856)                   --
    Allocation of Former Parent Company Costs...................                          --                 7,796
    Interest Earned on Restricted Cash..........................                         (59)                   --
Changes in Operating Assets and Liabilities --
    Timber Inventory............................................                        (203)                  347
    Other Current Assets........................................                     (26,093)               (1,431)
    Other Long-term Assets and Marketable Securities............                       7,211                   752
    Accrued Expenses and Accounts Payable.......................                      (4,887)               (1,666)
                                                                                    --------              --------
        Total Adjustments and Changes in Operating Assets
          and Liabilities.......................................                     (23,045)                3,027
                                                                                    --------              --------

        Net Cash Used in Continuing Operating Activities........                     (19,968)               (7,833)
                                                                                    --------              --------

        Net Cash Provided by Discontinued Operations............                          --                 8,678
                                                                                    --------              --------
Cash Flows from Investing Activities:
  Building......................................................                         (81)                   --
  Purchase of Long-term Investments.............................                      (5,697)               (3,889)
  Proceeds from Sale of Long-term Investments...................                       5,299                10,270
  Net Cash Flow from Other Investing Activities.................                       1,473                   254
  Proceeds from Note Receivable.................................                       2,500                    --
  Purchase of Timber Equipment..................................                      (1,306)                 (317)
                                                                                    --------              --------

        Net Cash Provided by Investing Activities...............                       2,188                 6,318
                                                                                    --------              --------
Cash Flows from Financing Activities:
  Capital Contributions.........................................                         --                 (1,178)
  Due to Affiliates, Net........................................                         --                  2,072
  Amount Invested by Limited Partners of Venture Capital
    Subsidiary..................................................                         --                    950
  Repayment of Note Payable.....................................                         --                 (4,960)
  Distribution from Former Parent Company.......................                         --                 19,111
  Reclassification of Restricted Cash...........................                      (1,994)                  880
                                                                                    --------              --------

        Net Cash Provided by Financing Activities...............                      (1,994)               16,875
                                                                                    --------              --------
Effect of Foreign Currency Exchange Rate Changes on Cash and
   Cash Equivalents.............................................                         (86)                   --
Net (Decrease) Increase in Cash and Cash Equivalents............                     (19,860)               24,038
                                                                                    --------              --------

Cash and Cash Equivalents, Beginning of Period..................                      24,338                 5,177
                                                                                    --------              --------

Cash and Cash Equivalents, End of Period........................                    $  4,478              $ 29,215
                                                                                    ========              ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 2001

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

      The Company's assets primarily consist of the following: Russian real estate management and investment management operations; Polish venture capital investment and management operations; real estate management operations; timber harvesting and sales in Russia ("Russian timber operations"); and its other assets and operations ("Other"). Other includes approximately $32.4 million in cash and marketable securities of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer. Other also includes a non-interest-bearing promissory note with a face value of $13.8 million and a balance outstanding of $11.3 million, payable to Pioglobal Goldfields II Limited, a wholly-owned subsidiary of the Company.

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

BASIS OF PRESENTATION

      In the opinion of management, the accompanying interim financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Results for interim periods may not necessarily be indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

      The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company's businesses. The historical consolidated financial statements for the three and nine months ended September 30, 2000 include allocations of certain Pioneer expenses relating to the Company's businesses that were transferred to the Company from Pioneer. These costs are included in the Statement of Operations as costs allocated by a former parent and include an allocation of indirect costs such as legal, finance and human resources and direct costs such as salary and benefit costs of Pioneer employees who worked exclusively for the Company, travel and political risk insurance. The cost of the shared services charged to the Company is not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these shared functions using its own resources or purchased services.

      Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax expenses have been and will be borne by its shareholders. The income tax provisions and deferred taxes included in the accompanying consolidated financial statements relate to the Company's corporate subsidiaries that are located primarily in Russia and Poland.

      The consolidated financial statements included herein may not necessarily reflect the consolidated results of operations, financial position, and cash flows of the Company if it had been a separate, stand-alone entity during the periods presented.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

      The accompanying consolidated financial statements include the Company's wholly-owned and majority-owned subsidiaries and certain partnerships that it controls. Intercompany transactions and balances have been eliminated. The Company has consolidated Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. (collectively, the "Pioneer Poland Fund") in which the Company's ownership interests are 7.2% and 9.2%, respectively. Control is defined by several factors, including, but not limited to, the fact that for the relevant periods indicated in the accompanying financial statements the Company was the general partner of both Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P., and as the general partner had absolute and unilateral authority to make investment decisions, the limited partners may not remove the general partner, and as the general partner the Company had absolute and unilateral authority to declare, or not to declare, distributions of partnership income to the partners.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of investments of the Open Joint-Stock Company "Pioneer First Investment Fund" ("Pioneer First Investment Fund"), venture capital investments and the estimated future cash flows of the Company's timber operations, as discussed herein.

POLISH VENTURE CAPITAL INVESTMENT

      No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined in good faith by management. In determining fair value, investments are initially stated at cost until significant subsequent events require a change in valuation. The Company considers the financial condition and operating results of the investee, prices paid in subsequent private offerings of the same or similar securities, the amount that the Company can reasonably expect to realize upon the sale of these securities, and other factors deemed relevant. For the three and nine months ended September 30, 2001, charges of approximately $0 and $5,283,000, respectively, were recorded relative to the write-down of two investments in the venture capital portfolio. For the three and nine months ended September 30, 2000, charges of approximately $9,114,000 were recorded relative to the write-down of two portfolio investments. A majority of these write-downs, approximately 92%, are attributable to minority shareholders.

CONCENTRATION OF RISK

      The Company's operations are concentrated in Russia and Central Europe. Additionally, the Company's timber project sells its timber primarily in the Asian markets. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in these foreign countries.

RUSSIAN INVESTMENTS

      Russian investments consist of equity securities held in the portfolio of the Pioneer First Investment Fund. Such securities are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Inasmuch as the breadth and scope of the Russian securities markets had not developed to certain quantifiable levels, these equity securities were all classified as long-term investments and carried at cost with adjustments made for any other-than-temporary impairment in value.

      In the third quarter 2001, management determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder's equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. For Russian investments that do not meet its liquidity requirements, the Company continues to classify these securities as long-term investments and carry such investments at cost with adjustments made for other-than-temporary impairment.

RECENT ACCOUNTING PRONOUNCEMENTS

      For the year beginning January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of the adoption was not material to the financial statements of the Company.

      The Financial Accounting Standards Board approved the issuance SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 will require that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets regardless of when those assets were initially recognized. The Company is evaluating the impact that adopting SFAS No. 142 will have on the Company's operating results and financial condition.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company is evaluating the impact that adopting SFAS No. 144 will have on the Company's operating results and financial condition.

(3) EARNINGS (LOSS) PER SHARE

      The earnings (loss) per share has been computed assuming that the 5,643,311 common shares of the Company issued and outstanding as of September 30, 2001 were outstanding for all periods presented.

      The Company had no share options or other common stock equivalents outstanding during the periods presented and consequently basic and diluted loss per share are the same.

(4) NOTE RECEIVABLE

      As part of the Spin-off, Harbor Global succeeded to Pioneer's rights and obligations relative to Pioneer's earlier sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited. In this connection, Pioneer contributed to the Company all proceeds from the sale of its gold mining operation, including $5.0 million in cash, a $13.8 million non-interest bearing promissory note and the right to receive payments of up to $5.0 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it would return to Pioneer the lesser of $5.0 million or the proceeds received by Pioglobal Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. The foregoing liability is currently recorded as a $5.0 million note payable insomuch as management believes that this is the most likely settlement amount as of the balance sheet date. Additionally, $5.0 million has been set aside to satisfy this liability and is classified as restricted cash.

(5) DIVIDEND PAYABLE

      On August 1, 2001, the Company declared distributions of approximately $14,500,000 to be distributed on November 15, 2001 to shareholders of record on October 24, 2001 of which approximately $1,450,000 is payable to Calypso Management LLC ("Calypso Management" or the "Manager") as compensation in accordance with the administration and liquidation agreement (See note 7). Accordingly, $13,050,000 has been recorded as a dividend payable and $1,450,000 has been recorded in accrued expenses.

      Also included in dividend payable is approximately $2,619,000 payable to minority shareholders of Harbor Global's majority owned Russian subsidiary, Pioneer First Investment Fund.

(6) COMPREHENSIVE INCOME

      For the nine months ended September 30, 2001 and 2000, the Company reported changes in stockholders' equity and other comprehensive income as follows:

                                                                    2001         2000
                                                                   ------       ------
                                                                      (In Thousands)
Net Income (Loss)................................................. $1,627      ($9,515)
Unrealized Gains on Long term Marketable Securities (See Note 2)..  2,383           --
Foreign Currency Translation Adjustment...........................     12           --
                                                                   ------       ------
Total Comprehensive Income (Loss)................................. $4,022      ($9,515)
                                                                   ======       ======

(7) RELATED PARTY TRANSACTIONS

      The Company entered into an administration and liquidation agreement with Calypso Management, under which Calypso Management manages the liquidation of the Company and operates the Company's assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company's President and Chief Executive Officer as well as the Company's Chief Operating Officer and Chief Financial Officer. Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company's shareholders.

      For the three and nine months ended September 30, 2001, the Company incurred management fee expenses of $574,000 and $1,967,000, respectively. Of the management fee expense for the period, $500,000 is outstanding at September 30, 2001.

      Harbor Global is obligated under its administration and liquidation agreement with Calypso Management to make certain payments to Calypso Management in connection with distributions to the Company's shareholders. As of September 30, 2001, the Company has recorded $1,450,000 as an accrued expense to reflect the payment owed to Calypso Management in connection with the dividend payable on November 15, 2001.

(8) COMMITMENTS

      On October 16, 1996, Pioglobal Omega L.L.C. ("Pioglobal Omega"), a wholly-owned subsidiary of the Company, and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioneer First Russia, Inc. ("Pioneer First Russia"), a majority-owned subsidiary of the Company. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC's shares of Pioneer First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal Omega will have the right to buy all of the IFC's shares of Pioneer First Russia common stock.

      Under the administration and liquidation agreement, Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, on October 24, 2002.

(9) SUBSEQUENT EVENTS

      On October 5, 2001, Harbor Global II Ltd., a wholly-owned subsidiary of the Company, entered into a definitive agreement with AIB WBK Fund Management, Sp. z o.o ("AIB") pursuant to which AIB would acquire for nominal consideration Pioglobal Poland U.S. (Jersey) Limited ("Pioglobal Poland"), holder of a 59.5% interest in the general partner of the Pioneer Poland Fund; Pioglobal Management (Jersey) Limited ("Pioglobal Management"), manager of the Fund; and European Convergence Partners, Sp. z o.o., sub-advisor to Pioglobal Management. Prior to the closing of the transaction on November 1, 2001, Pioglobal Poland transferred its 7.2% interest in Pioneer Poland U.S. Limited Partnership and its 9.2% interest in Pioneer Poland UK Limited Partnership to Harbor Global II Ltd. As a result of the transaction, the Company will no longer be required to fully consolidate the Pioneer Poland Fund as it no longer manages these funds, but will record its limited partnership interests as investments held at fair value. Any gains or losses associated with these interests will be reported in the operating segment titled Other.

      On October 24, 2001, the Company issued 1,500 shares of its common stock to each of its directors pursuant to, and in accordance with, the Company's Non-Employee Director Share Plan. Pursuant to the plan, on each anniversary of October 24, 2000, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director's service as a director.

(10) FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

      The Company derives its revenues from the following products and services by segment:

o Russian Real Estate Management and Investment Management Operations: investment and management services

o Polish Venture Capital Investment and Management Operations: venture capital investment and management services

o Real Estate Management Operations: real estate management services including property management and advisory services

o Russian Timber Operations: harvest and sale of timber primarily to Pacific Rim countries

o     Other: management services

                            SEGMENT DISCLOSURES

                                                                     Russian     Polish
                                                                   Real Estate   Venture
                                                                    Management   Capital
                                                                       and      Investment     Real
                                                                    Investment     and        Estate       Russian
                                                                    Management  Management  Management      Timber
                                                                    Operations  Operations  Operations    Operations
                                                                    ----------  ----------  ----------    ----------
As of and for the three months ended September 30, 2001
-------------------------------------------------------
Net Revenues and Sales ......................................         $1,984      $  13        $ 336        $ 4,313
                                                                      ------      -----        -----        -------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................            137       (472)        (406)        (1,299)
Provision for Income Taxes ..................................           (268)        (7)          --            (16)

Minority Interest (Expense) Income ..........................            (23)       317           --             --
                                                                      ------      -----        -----        -------
Net (Loss) Income from Continuing Operations ................         $ (154)     $(162)       $(406)        (1,315)
                                                                      ======      =====        =====        =======
Depreciation and Amortization ...............................         $  257      $   4        $   9        $ 1,051
                                                                      ======      =====        =====        =======
Interest Expense ............................................         $   --      $  --        $  --        $    --
                                                                      ======      =====        =====        =======


                                                                    Other         Total
                                                                 ----------      --------
As of and for the three months ended September 30, 2001
-------------------------------------------------------
Net Revenues and Sales ......................................       $ 585        $ 7,231
                                                                    -----        -------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................        (817)        (2,857)
Provision for Income Taxes ..................................          --
                                                                                    (291)
Minority Interest (Expense) Income ..........................          --            294
                                                                    -----        -------
Net (Loss) Income from Continuing Operations ................       $(817)       $(2,854)
                                                                    =====        =======
Depreciation and Amortization ...............................       $  --        $ 1,321
                                                                    =====        =======
Interest Expense ............................................       $  --        $    --
                                                                    =====        =======

                                                                    Russian       Polish
                                                                  Real Estate     Venture
                                                                   Management     Capital
                                                                      and        Investment       Real
                                                                   Investment       and          Estate        Russian
                                                                   Management    Management    Management       Timber
                                                                   Operations    Operations    Operations     Operations
                                                                   ----------    ----------    ----------     ----------

As of and for the three months ended September 30, 2000
-------------------------------------------------------
Net Revenues and Sales ......................................       $ 2,675        $   406        $   449        $ 3,908
                                                                    -------        -------        -------        -------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................         5,535         (9,235)        (1,349)        (2,620)
Provision for Income Taxes ..................................        (2,871)           (16)            33             --
Minority Interest (Expense) Income ..........................        (2,288)         8,221             --             --
                                                                    -------        -------        -------        -------
Net Income (Loss) from Continuing Operations ................       $   376        $(1,030)       $(1,316)       $(2,620)
                                                                    =======        =======        =======        =======
Depreciation and Amortization ...............................       $   114        $     3        $    15        $   204
                                                                    =======        =======        =======        =======
Interest Expense ............................................       $    --        $    --        $     2        $   218
                                                                    =======        =======        =======        =======

                                                                     Other       Total
                                                                  ----------   ----------

As of and for the three months ended September 30, 2000
-------------------------------------------------------
Net Revenues and Sales ......................................       $  --        $ 7,438
                                                                    -----        -------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................        (477)        (8,146)
Provision for Income Taxes ..................................          --         (2,854)
Minority Interest (Expense) Income ..........................          --          5,933
                                                                    -----        -------
Net Income (Loss) from Continuing Operations ................       $(477)       $(5,067)
                                                                    =====        =======
Depreciation and Amortization ...............................       $  --        $   336
                                                                    =====        =======
Interest Expense ............................................       $  --        $   220
                                                                    =====        =======

                            SEGMENT DISCLOSURES

                                                                    Russian        Polish
                                                                  Real Estate      Venture
                                                                   Management      Capital
                                                                      and         Investment        Real
                                                                   Investment        and           Estate        Russian
                                                                   Management     Management     Management       Timber
                                                                   Operations     Operations     Operations     Operations
                                                                   ----------     ----------     ----------     ----------
As of and for the nine months ended September 30, 2001
------------------------------------------------------
Net Revenues and Sales ......................................       $ 5,947         $   110         $   984        $11,656
                                                                    -------         -------         -------        -------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................         2,442          (6,617)         (2,933)        (1,330)
Provision for Income Taxes ..................................        (1,266)            (15)             --            (16)
Minority Interest (Expense) Income ..........................          (668)          5,854              --             --
                                                                    -------         -------         -------        -------
Net Income (Loss) from Continuing Operations ................       $   508         $  (778)        $(2,933)       $(1,346)
                                                                    =======         =======         =======        =======
Depreciation and Amortization ...............................       $   789         $    10         $    47        $ 2,922
                                                                    =======         =======         =======        =======
Interest Expense ............................................       $    --         $    --         $    --        $    --
                                                                    =======         =======         =======        =======
Total Assets ................................................       $52,501         $25,803         $   590        $16,811
                                                                    =======         =======         =======        =======

                                                                    Other          Total
                                                                 ----------     ----------
As of and for the nine months ended September 30, 2001
------------------------------------------------------
Net Revenues and Sales ......................................       $ 1,789       $ 20,486
                                                                    -------       --------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................         6,176         (2,262)
Provision for Income Taxes ..................................            --         (1,297)
Minority Interest (Expense) Income ..........................            --          5,186
                                                                    -------       --------
Net Income (Loss) from Continuing Operations ................       $ 6,176       $  1,627
                                                                    =======       ========
Depreciation and Amortization ...............................       $    --       $  3,768
                                                                    =======       ========
Interest Expense ............................................       $    --       $     --
                                                                    =======       ========
Total Assets ................................................       $41,534       $137,239
                                                                    =======       ========

                                                                     Russian      Polish
                                                                   Real Estate    Venture
                                                                    Management    Capital
                                                                       and       Investment         Real
                                                                    Investment      and            Estate        Russian
                                                                    Management   Management      Management       Timber
                                                                    Operations   Operations      Operations     Operations
                                                                    ----------   ----------      ----------     ----------
As of and for the nine months ended September 30, 2000
------------------------------------------------------
Net Revenues and Sales ......................................       $ 6,787         $   852         $ 1,356        $ 9,233
                                                                    -------         -------         -------        -------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................         6,906          (9,918)         (3,032)        (6,421)
Provision for Income Taxes ..................................        (3,433)            (16)             --             --
Minority Interest (Expense) Income ..........................        (3,154)          8,813              --             --
                                                                    -------         -------         -------        -------
Net Income (Loss) from Continuing Operations ................       $   319         $(1,121)        $(3,032)       $(6,421)
                                                                    =======         =======         =======        =======
Depreciation and Amortization ...............................       $   579         $    10         $    76        $ 2,036
                                                                    =======         =======         =======        =======
Interest Expense ............................................       $    --         $    --         $     2        $   468
                                                                    =======         =======         =======        =======
Total Assets ................................................       $45,364         $43,165         $ 1,372        $16,523
                                                                    =======         =======         =======        =======

                                                                      Other              Total
                                                                   ----------         ----------
As of and for the nine months ended September 30, 2000
------------------------------------------------------
Net Revenues and Sales ......................................         $    --           $ 18,228
                                                                      -------           --------
Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest .........................            (605)           (13,070)
Provision for Income Taxes ..................................              --             (3,449)
Minority Interest (Expense) Income ..........................              --              5,659
                                                                      -------           --------
Net Income (Loss) from Continuing Operations ................         $  (605)          $(10,860)
                                                                      =======           ========
Depreciation and Amortization ...............................         $    --           $  2,701
                                                                      =======           ========
Interest Expense ............................................         $    --           $    470
                                                                      =======           ========
Total Assets ................................................         $36,919           $143,343
                                                                      =======           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The consolidated financial statements of Harbor Global's principal operations include its Russian real estate management and investment management operations, Polish venture capital investment and management operations, real estate management operations, and Russian timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the three and nine months ended September 30, 2001 and 2000; Liquidity and Capital Resources; and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Consolidated Operations.

      Harbor Global reported a net loss of $2.9 million ($0.50 per share) on revenues of $7.2 million in the third quarter of 2001 compared with a net loss of $5.1 million ($0.89 per share) on revenues of $7.4 million for the third quarter of 2000. The $2.2 million decrease in losses reflects an approximately $1.3 million increase in the timber operation's operating income and an approximately $0.8 million reduction in corporate overhead expenses for the quarter. Compared with the third quarter of 2000, the Company also reported lower portfolio write-downs in the Pioneer Poland Fund and lower real estate expenses offset by lower realized portfolio gains and lower rental income from the Russian real estate management and investment management operations.

      For the nine months ended September 30, 2001, the Company reported net income of $1.6 million ($0.29 per share). For the first nine months of 2000, Harbor Global reported a net loss of $9.5 million ($1.69 per share), consisting of a net loss from continuing operations of $10.9 million ($1.92 per share) and net income from discontinued Russian banking and brokerage operations of $1.4 million ($0.23 per share). The $12.5 million increase in net income from continuing operations was attributable to a $7.3 million gain on the sale of its investment in Closed Joint-Stock Company "Tas-Yurjah" Mining Company" ("Tas-Yurjah"), a $4.5 million reduction in corporate overhead expenses, and a $3.4 million increase in the timber operation's operating income. Offsetting these increases was a $1.9 million write-off of the Company's investment in the Pioneer Polish Real Estate Fund and the non-recurring benefit of a $0.7 million insurance settlement received by the Russian real estate management and investment management operations in 2000.

      Set forth on the following table are the revenues and net income (loss) by business segment for the three and nine months ended September 30, 2001 and 2000:

                         REVENUES AND NET INCOME OR LOSS
                              (DOLLARS IN MILLIONS)


                                                      NET INCOME                        NET INCOME
                                       REVENUES         (LOSS)           REVENUES          (LOSS)
                                     ------------    ------------      ------------    -------------
                                     THREE MONTHS    THREE MONTHS       NINE MONTHS     NINE MONTHS
                                         ENDED           ENDED             ENDED           ENDED
                                     SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                     ------------    -------------     ------------    -------------
BUSINESS SEGMENT                     2001    2000    2001     2000     2001    2000    2001     2000
----------------                     ----    ----    ----     ----     ----    ----    ----     ----
Russian Real Estate Management
 and Investment Management
 Operations......................   $ 2.0   $ 2.7   $(0.2)   $ 0.4    $ 5.9   $ 6.8  $  0.5   $  0.3
Polish Venture Capital Investment
 And Management Operations.......      --     0.4    (0.2)    (1.0)     0.1     0.8    (0.8)    (1.1)
Real Estate Management Operations     0.3     0.4    (0.4)    (1.3)     1.0     1.4    (2.9)    (3.1)
Russian Timber Operations........     4.3     3.9    (1.3)    (2.6)    11.7     9.2    (1.4)    (6.4)
Other............................     0.6      --    (0.8)    (0.5)     1.8      --     6.2     (0.6)
                                    -----   -----   -----    -----    -----   -----   -----    -----
Total from continuing operations.   $ 7.2   $ 7.4   $(2.9)   $(5.1)   $20.5   $18.2   $ 1.6   $(10.9)
                                    -----   -----   -----    -----    -----   -----   -----    -----
Income from discontinued
 operations......................      --      --      --       --       --      --      --      1.4
                                    -----   -----   -----    -----    -----   -----   -----    -----
           Totals...............    $ 7.2   $ 7.4   $(2.9)   $(5.1)   $20.5   $18.2  $  1.6   $ (9.5)
                                    -----   -----   -----    -----    -----   -----  ------   ------

Russian Real Estate Management and Investment Management Operations.

      The Russian real estate management and investment management operations reported a net loss of $0.2 million for the third quarter 2001, a decrease of $0.6 million compared with net income of $0.4 million reported in the third quarter of 2000. The decrease was attributable to lower realized gains from portfolio sales and a higher vacancy rate and a related increase in absorbed building expenses at the Meridian Commercial Tower. These decreases were offset partially by a $0.6 million reduction in corporate overhead costs and higher interest income and unrealized gains on marketable securities.

      During the nine months ended September 30, 2001, the Russian real estate management and investment management business reported net income of $0.5 million, an increase of $0.2 million compared with the corresponding period in 2000. The increase was attributable to a $1.8 million reduction in corporate overhead costs and increases in interest income and unrealized gains on marketable securities. These increases were offset partially by lower gains from portfolio sales, decreased earnings from Meridian Commercial Tower and a non-recurring insurance settlement.

Polish Venture Capital Investment and Management Operations.

      For the third quarter of 2001, the Polish venture capital investment and management operations reported a net loss of $0.2 million, representing a decrease in losses of $0.8 million compared with the third quarter of 2000. In the third quarter of 2000, the venture capital business reported losses after minority interest of approximately $0.8 million associated with the write-down of two portfolio investments. For the nine months ended September 30, 2001, the venture capital business reported losses of $0.8 million compared with losses of $1.1 million for the same period in 2000. The decrease in losses of $0.3 million was attributable principally to a reduction in corporate overhead expenses.

Real Estate Management Operations.

      The real estate management operations reported a net loss of $0.4 million for the third quarter of 2001 compared with losses of $1.3 million in the third quarter of 2000. The $0.9 million decrease in losses was due to a $0.7 million reduction in corporate overhead costs and a $0.2 million reduction in salary and benefit expenses due to the closure of Pioneer Real Estate Advisor's office in Poland. For the nine months ended September 30, 2001, the real estate management operations reported losses of $2.9 million compared to losses of $3.1 million for the same period in 2000. The $0.2 million decrease in losses is attributable to a $1.6 million reduction in corporate overhead costs and a $0.5 million reduction in salary and benefit expenses due to lower headcount and the closure of the office in Poland at the end of the second quarter. These cost reductions were offset by a $1.9 million write-off of Pioneer Real Estate Advisor's investment in the Pioneer Polish Real Estate Fund.

Russian Timber Operations.

      The Russian timber operations reported third quarter 2001 losses of $1.3 million, a $1.3 million decrease in losses as compared with losses of $2.6 million reported in the third quarter of 2000. For the nine months ended September 30, 2001, the Russian timber operations reported losses of $1.4 million, a decrease in losses of $5.0 million compared with the corresponding period in 2000. The earnings increases were attributable principally to reductions in corporate overhead costs of $0.1 million and $1.6 million for the respective three and nine months ended September 30, 2001; increases in production, which reduced the cost per cubic meter; and improvements in the grade mix of logs shipped and average realized prices. Losses were also higher in 2000 due to a $0.8 million inventory lower of cost or market adjustment and a $0.7 million reduction in the carrying value of spare parts inventories and value-added tax receivables.

      A comparison of production and production costs for the three and nine months ended September 30, 2001 with the corresponding periods in 2000 is set forth on the following table:

-----------------------------------------------------------------------------------------------------------
                                                        Percentage                              Percentage
                                Three months ended      Increase/           Nine months         Increase/
                                   September 30,        (decrease)       ended September 30,    (decrease)
                                -------------------                     -------------------
                                 2001        2000                        2001        2000
-----------------------------------------------------------------------------------------------------------
Production (cubic meters in
thousands)                        92          70           31%            259        194          34%
-----------------------------------------------------------------------------------------------------------
Cash Costs per cubic meter
produced                         $34         $41          (17%)           $34        $41         (17%)
-----------------------------------------------------------------------------------------------------------
Total Cost per cubic meter
produced                         $45         $51          (12%)           $45        $53         (15%)
-----------------------------------------------------------------------------------------------------------

      The significant increase in production is attributable to productivity increases of Forest Starma's work force. In addition, in the first quarter of 2001 Forest Starma harvested on a new concession previously owned by Closed Joint-Stock Company "Udinskoye", an inactive subsidiary of the Company. Production in 2000 was hampered during the second quarter by unusually adverse weather conditions.

      Forest-Starma shipped approximately 103,000 cubic meters in the third quarter of 2001, an increase of 13,000 cubic meters compared with the third quarter of 2000. The average realized price of timber during the three months ended September 30, 2001 and 2000 was $43 per cubic meter for both periods. During the nine months ended September 30, 2001, Forest-Starma shipped approximately 241,000 cubic meters at an average realized price of $48 per cubic meter compared with 197,000 cubic meters and $47 per cubic meter, respectively, during the first nine months of 2000. Forest-Starma currently sells all of its timber production through its marketing and sales agent, Rayonier Inc.

LIQUIDITY AND CAPITAL RESOURCES

      Liquid assets consisting of cash and marketable securities maintained for general corporate purposes were $32.4 million as of September 30, 2001. This represents a $6.6 million increase from the 2000 fiscal year end and is attributable principally to proceeds from the sale of Tas-Yurjah.

      The assets of the Company's majority-owned Russian subsidiary, Pioneer First Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

      On April 26, 2001, the shareholders of Pioneer First Investment Fund approved a dividend of approximately $5.3 million. The dividend will be paid over a period of one year beginning on September 1, 2001 to shareholders of record on March 10, 2001. During October 2001, Harbor Global received its proportionate share of such dividend in the amount of approximately $2.7 million or approximately $2.4 million after applicable taxes.

      On August 1, 2001, Harbor Global's Board of Directors declared a distribution of approximately $14.5 million or $2.57 per share on Harbor Global's Common Shares. Pursuant to an administration and liquidation Agreement, Calypso Management will receive a payment equal to 10% of such dividend or $0.26 per share. The balance of $2.31 per share will be payable on November 15, 2001 to shareholders of record as of October 24, 2001.

      At September 30, 2001 and December 31, 2000, the Company's Polish venture capital fund, the Pioneer Poland Fund, had approximately $60.6 million in committed capital, of which approximately $52.1 million and $50.5 million, respectively, has been invested in 10 privately held Polish companies. The carrying value of these investments at September 30, 2001 and December 31, 2000 was $25.2 million and $32.0 million, respectively. Subsequent to September 30, 2001, the Company entered into a definitive agreement to dispose of its general partnership interest in the Pioneer Poland Fund. The Company will no longer be required to fully consolidate the Pioneer Poland Fund but will record its limited partnership interests as investments held at fair value, and any gains or losses associated with these interests will be reported in the operating segment titled Other.

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

      A significant portion of Harbor Global's Russian real estate management and investment management operations consists of its approximately 52% interest in Pioneer First Investment Fund, a company that invests in Russian real estate and, to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by Pioneer First Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities of Pioneer First Investment Fund. Consequently, Harbor Global may have difficulty selling some of its investment in Pioneer First Investment Fund or causing Pioneer First Investment Fund to liquidate some of its underlying assets, and may only be able to do so at prices which may not reflect the long-term value of its investments.

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

HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

      Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. For example, in connection with the sale of its gold mining operations in Ghana to Ashanti, Pioneer has agreed to indemnify Ashanti for claims arising under the purchase agreement before June 19, 2005 relating to its Ghanaian gold mining operations. Under the Distribution Agreement, Pioneer transferred Pioglobal Goldfields II Limited, the Pioneer subsidiary through which Pioneer's gold mining operations in Ghana were conducted, to Harbor Global. As a result of the transfer, Harbor Global is obligated to reimburse Pioneer in the event that Ashanti seeks indemnification for any claim. Harbor Global's indemnification obligations to Pioneer in connection with the Ashanti purchase agreement are capped at the amount of the total purchase price paid by Ashanti to Pioglobal Goldfields II under the purchase agreement.

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

Dated: November 14, 2001

                                      HARBOR GLOBAL COMPANY LTD.

                                        /s/ Donald H. Hunter
                               --------------------------------------
                                           Donald H. Hunter
                                      Chief Operating Officer
                                      Chief Financial Officer

                          (Duly authorized officer and principal financial
                                         and accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

2.1* Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

2.2*** Purchase Agreement dated October 5, 2001 by and between AIB WBK Fund Management Sp. z o.o. and Harbor Global II Ltd., including the Escrow Agreement dated November 5, 2001 by and between Harbor Global II Ltd., AIB WBK Fund Management Sp. z o.o. and ABN AMRO Bank (Polska) S. A., attached as Exhibit 1 thereto, and the Share Purchase Agreement dated September 20, 2001 between Harbor Global II Ltd. and Pioglobal Management (Jersey) Limited.(1)

3.1+    Memorandum of Association of Harbor Global Company Ltd.

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

+       Incorporated by reference to Harbor Global Company Ltd.'s
        Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.

(1) The Purchase Agreement listed as Exhibit 2.2. refers to the contents of omitted schedules and exhibits described briefly therein. Harbor Global Company Ltd. will supplementally furnish a copy of any omitted schedule or exhibit to the Commission upon request.