Form 10-K405
period 2001-12-31
HARBOR GLOBAL CO LTD
filed 2002-03-26
CIK 1116616

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

                               -----------------

           [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year ended December 31, 2001

                                      or

         [_]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Transition Period from       to

                       Commission File Number 000-30889

                               -----------------

                          Harbor Global Company Ltd.
            (Exact Name of Registrant as Specified in its Charter)

                               -----------------


                       Bermuda                 52-2256071
                   (State or Other          (I.R.S. Employer
                    Jurisdiction
                 of Incorporation or       Identification No.)
                    Organization)

                               -----------------

                         One Faneuil Hall Marketplace
                          Boston, Massachusetts 02109
                                (617) 878-1600
  (Address, including Zip Code, and Telephone Number, including Area Code, of
                         Principal Executive Offices)

                               -----------------

   Securities registered pursuant to Section 12(g) of the Act: Common Shares, $.0025 per share.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

   As of March 1, 2002, the aggregate market value of the Registrant's common shares held by non-affiliates was $32,615,802.35.

   As of March 1, 2002, the Registrant had 5,649,311 common shares, par value $.0025 per share, issued and outstanding.

================================================================================

                                    PART I

ITEM 1.  BUSINESS.

                                   OVERVIEW

   Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was formed in May 2000 as a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer"), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the merger agreement and the Distribution Agreement and, on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

   Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global's memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before October 24, 2005, the Harbor Global Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one year periods.

   At December 31, 2001, Harbor Global's assets consisted primarily of the following businesses and assets:

    .  Russian real estate management and investment management operations

    .  Polish venture capital investment

    .  Real estate management operations

    .  Other:

      -- approximately $20.0 million in cash and cash equivalents and marketable securities held directly by Harbor Global, including approximately $6.9 million of restricted cash

      -- a non-interest-bearing promissory note with a face value of $13.8 million, of which $11.3 million remained outstanding at December 31, 2001, payable to Pioglobal Goldfields II Limited ("Pioglobal Goldfields II", formerly Pioneer Goldfields II Limited), a wholly owned subsidiary of the Company

   Harbor Global continues to own its Russian timber harvesting and sales business; however, on February 5, 2002, the Company's Board of Directors approved the sale of the Company's Russian timber operations segment. Accordingly, the Company's Russian timber segment is discussed under the heading "Discontinued Operations" in this Form 10-K. The Company is pursuing the sale of its Russian timber segment and expects to complete the sale in 2002.

   On June 8, 2001, Harbor Global sold its Russian gold exploration operations through the sale of its gold exploration subsidiary Closed Joint-Stock Company "Tas-Yurjah" Mining Company ("Tas-Yurjah"), located in the Khabarovsk Territory of the Russian Far East, to a Russian gold mining and exploration company for an aggregate purchase price of approximately $8.5 million.

   Financial information by segment and geographic area for each of the four business segments listed above can be found in Note 17 to the Company's Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment can be found in
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional information regarding each business segment and Harbor Global in general is set forth below.

   Harbor Global owns and operates all of its assets through a direct majority-owned subsidiary, Harbor Global II Ltd. ("Harbor Global II"). Harbor Global owns 99% of the share capital of Harbor Global II, and HGC Ltd. ("HGC"), a wholly owned subsidiary of Harbor Global, owns the remaining 1% of the share capital of Harbor Global II. Some of Harbor Global's assets are held directly by Harbor Global II, and some assets are held indirectly by Harbor Global II through HGCL Ltd. ("HGCL"), a wholly owned subsidiary of Harbor Global II. Harbor Global II, HGCL and HGC are Bermuda limited duration companies and, under their memorandums of association, each will liquidate concurrently with the liquidation of Harbor Global.

   Stephen G. Kasnet is the President and Chief Executive Officer, and Donald
H. Hunter is the Chief Operating Officer and Chief Financial Officer, of Harbor Global. Mr. Kasnet was formerly the President, and Mr. Hunter was formerly the Chief Operating Officer and Senior Vice President, of Pioneer Global Investments, a division of Pioneer. As officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all of the businesses that are now owned or operated by Harbor Global. Prior to the distribution, Harbor Global entered into an administration and liquidation agreement with Calypso Management LLC ("Calypso Management") under which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global's assets as going concern businesses pending their liquidation. Calypso Management is owned and operated by Mr. Kasnet and Mr. Hunter. Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer, Chief Financial Officer and Treasurer, of Calypso Management.

   Because Harbor Global's assets are primarily located in Russia, a country in which successfully operating and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. In order to induce Mr. Kasnet and Mr. Hunter to become officers of Harbor Global and manage its liquidation, Harbor Global entered into an agreement under which Mr. Kasnet and Mr. Hunter would receive a portion of net proceeds distributed in connection with the liquidation. Calypso Management was created, in large part, to provide a vehicle for Mr. Kasnet and Mr. Hunter to allocate the incentive compensation they receive among themselves and other employees of Calypso Management who provide valuable assistance in connection with the administration and liquidation of Harbor Global's assets. Harbor Global will pay the operating expenses of Calypso Management and, in general, as compensation for Calypso Management's services, Harbor Global will pay Calypso Management up to 10% of the net proceeds distributed from the liquidation of Harbor Global's assets. Harbor Global does not believe that the terms of the administrative and liquidation agreement negotiated with Calypso Management are more favorable than the terms, if any, on which Harbor Global could have negotiated a similar arrangement with an unaffiliated third party.

   Harbor Global conducts business primarily in Russia. For the year ended December 31, 2001, nearly all of Harbor Global's revenues were derived from operations in Russia. Harbor Global's businesses and assets are described below, together with the principal strategies that Harbor Global currently intends to employ to sell or liquidate its assets.

      RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT OPERATIONS

   Harbor Global's Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, L.L.C. ("Pioglobal Omega"). Pioglobal Omega owns an approximately 82% interest in Pioneer First Russia, Inc. ("Pioneer First Russia"), a Delaware corporation, and the International Finance Corporation, a member of the World Bank Group, owns an approximately 18% interest in Pioneer First Russia. Pioneer First Russia, in turn, operates through two wholly owned subsidiaries, Closed Joint-Stock Company "Pioneer First", an investment management company ("Pioneer First"), and Closed Joint-Stock Company "Pioneer Services", an information technology services company ("Pioneer Services"). Both Pioneer First and Pioneer Services are Russian joint stock companies. In addition, Pioglobal Omega, through its two wholly owned Delaware subsidiaries, Luscinia, L.L.C. and Theta Enterprises, L.L.C., holds an approximately 52% interest in Open Joint-Stock Company "PIOGLOBAL Investment Fund" ("PIOGLOBAL Investment Fund", formerly Open Joint-Stock Company "Pioneer First Investment Fund"), a Russian joint-stock company managed by Pioneer First. Currently, approximately two million Russian stockholders hold the remaining approximately 48% interest in PIOGLOBAL Investment Fund.

   PIOGLOBAL Investment Fund. The PIOGLOBAL Investment Fund is Harbor Global's principal asset. PIOGLOBAL Investment Fund invests directly in real estate and, to a lesser extent, securities of Russian companies. A significant portion of the assets of PIOGLOBAL Investment Fund consists of its ownership of the Meridian Commercial Tower, an 18-story, 22,600 square meter office building in Moscow, Russia. The Meridian Commercial Tower, primarily occupied by U.S. and European corporate tenants, is managed by PREA, L.L.C. ("PREA"), Harbor Global's real estate management subsidiary. PIOGLOBAL Investment Fund has agreed to pay PREA a property management fee of 5% of gross revenues less any value-added taxes or similar taxes.

   PREA leases the Meridian Commercial Tower from PIOGLOBAL Investment Fund under a master lease agreement and, in turn, subleases the premises to tenants. The initial term of the master lease agreement between PIOGLOBAL Investment Fund and PREA was to have expired in July 2001, but the term was extended by an Amendment to the Master Lease Agreement, dated September 21, 1998, for an additional ten years. Under the master lease agreement, PREA pays PIOGLOBAL Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee described above and any value added taxes or similar taxes.

   The remaining assets of PIOGLOBAL Investment Fund primarily consist of real estate related securities, including a 25% interest in the Cosmos Hotel, located in Moscow, Russia, and securities in Russian companies, some of which are illiquid.

   Pioneer First. Under a management agreement between Pioneer First and PIOGLOBAL Investment Fund, Pioneer First provides management services to PIOGLOBAL Investment Fund for an annual fee of 5% of gross assets less any value added taxes or similar taxes.

   Pioneer First also serves as an investment manager to three Russian open-end unit investment funds. As compensation for its investment management services to the funds, Pioneer First receives annual management fees ranging between three percent and three and six-tenths of a percent of the net asset value of the unit funds.

   Pioneer Services. Pioneer Services provides information technology services to PIOGLOBAL Investment Fund and the three unit funds managed by Pioneer First for an annual fee of approximately $400,000. In 2001, Pioneer Services' operations were supported solely by this fee.

   In 2001, 2000, and 1999, Harbor Global's Russian real estate management and investment management operations had revenues and net income (loss) from continuing operations as shown in the table below:

                                         2001 2000 1999
                                         ---- ---- -----
                                          (In Millions)
                       Revenues......... $8.7 $9.0 $10.4
                       Net Income (Loss) $0.9 $3.9 $(1.6)

   In 2001, revenues from the PIOGLOBAL Investment Fund comprised approximately 64% of Harbor Global's total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately

84% of the revenues of PIOGLOBAL Investment Fund and approximately 78% of the total revenue generated by Harbor Global's Russian real estate management and investment management operations. Harbor Global believes that a loss of one or a few tenants of the Meridian Commercial Tower would not have a material adverse effect on this segment. The Company maintains comprehensive property insurance covering the full replacement cost of the building, value added taxes incurred during any reconstruction and up to three years of lost rental revenue during any reconstruction period. Harbor Global does not maintain political risk insurance for any of its businesses.

   Minority Interest in Pioneer First Russia. In connection with the investment by the International Finance Corporation, an unrelated party, in Pioneer First Russia, the International Finance Corporation, Pioglobal Omega and Pioneer First Russia entered into a stockholders agreement and a put and call agreement. Under the stockholders agreement, Pioglobal Omega may not transfer or pledge its shares of Pioneer First Russia common stock without the consent of the International Finance Corporation if, as a result of the transfer or pledge, Pioglobal Omega would cease to own at least 51% of the outstanding shares of Pioneer First Russia. In addition, under the stockholders agreement, so long as the International Finance Corporation is a stockholder of Pioneer First Russia, the International Finance Corporation is entitled to nominate one person to the Pioneer First Russia Board of Directors. The approval of the International Finance Corporation nominated director is required to take actions that may materially affect the business of Pioneer First Russia.

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

   Asset Realization Strategy. Pioneer First is seeking to increase the value of the PIOGLOBAL Investment Fund through a process of restructuring the PIOGLOBAL Investment Fund portfolio by:

   -- selling securities which are considered illiquid;

   -- increasing the value of its real estate holdings;

   -- investing in real estate and in more liquid securities;

   -- improving the value of its investments in portfolio companies through active board representation; and

   -- exploring alternatives to reduce the number of PIOGLOBAL Investment Fund stockholders.

   In addition, Pioneer First is seeking to increase the asset level of the three Russian unit investment funds it manages. Pioneer First is working with an independent commercial bank in Russia to jointly market the three unit investment funds and facilitate the distribution of such funds. In addition, in August 2000, Pioneer First was granted a trust management license permitting it to manage private portfolios for individuals and corporations. Pioneer First has been actively seeking to raise such assets. Harbor Global believes that Pioneer First will be more likely to realize economies of scale and attract additional institutional investors by increasing its assets under management.

   Competition. Pioneer First occupies a leading position in Russia with respect to open-end unit fund assets under management. As of February 15, 2002, Pioneer First's approximately $7.3 million in net assets under management comprised approximately 20% of the total market. Pioneer First has six significant competitors, with aggregate net assets under management comprising the remainder of the market. Pioneer First is seeking to increase its assets under management by competing for institutional and high net worth investors for the three Russian unit investment funds it manages. However, some of its competitors have substantially greater resources to attract such investors. Several factors affect competitive conditions in the Russian unit fund business, including the outlook for the Russian economy, levels of personal disposable income and consumer confidence in the Russian financial services system.

   Employees. At December 31, 2001, Pioneer First Russia and its subsidiaries, together with PIOGLOBAL Investment Fund, employed 50 persons.

                       POLISH VENTURE CAPITAL INVESTMENT

   Harbor Global holds minority interests in two venture capital partnerships, Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. Together, Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. constitute the Pioneer Poland Fund. Until November 1, 2001, Pioglobal Poland U.S. (Jersey) Ltd., previously a wholly owned subsidiary of Harbor Global, held a 7.2% interest in Pioneer Poland U.S., L.P., an approximately 9.2% interest in Pioneer Poland UK, L.P. and a 59.5% interest in the general partner of the Pioneer Poland Fund. In addition, until that time, Pioglobal Management (Jersey) Limited, formerly a wholly owned subsidiary of the Company, managed the Pioneer Poland Fund together with European Convergence Partners, Sp. z o.o., another formerly wholly owned subsidiary of the Company and subadvisor of the Pioneer Poland Fund. On November 1, 2001, Harbor Global sold the manager and subadvisor of the Pioneer Poland Fund and its general partner interest in the Pioneer Poland Fund to AIB WBK Fund Management, Sp. z o.o. for nominal consideration through the sale of Pioglobal Poland U.S. (Jersey) Ltd., Pioneer Management (Jersey) Limited and European Convergence Partners Sp. z o.o. Harbor Global retained its 7.2% and 9.2% interests in Pioneer Poland U.S., L.P. and Pioneer Poland UK L.P., respectively.

   At December 31, 2001, the Pioneer Poland Fund had received approximately $60.6 million in committed capital of which approximately $51.9 million had been invested in 10 privately held Polish companies engaged in:

   -- computer distribution;

   -- stainless steel distribution;

   -- the restaurant business;

   -- food distribution;

   -- wood products manufacturing;

   -- automotive parts distribution;

   -- book distribution;

   -- the video rental business; and

   -- disposable diaper manufacturing.

   In recent years, the Company has significantly written-down the carrying values of the underlying portfolio investments. Accordingly, the estimated market value of the portfolio at December 31, 2001 was approximately $18 million, and Harbor Global's minority interest in the portfolio was approximately $1.2 million.

   Asset Realization Strategy. The Company will assess opportunities to sell its limited partnership interest to potential acquirers.

                       REAL ESTATE MANAGEMENT OPERATIONS

   Harbor Global's real estate management operations are conducted by PREA. PREA is based in Boston and conducts its operations in Russia through a representative office in Moscow. In 2001, virtually all of PREA's revenues were derived from managing the Meridian Commercial Tower for PIOGLOBAL Investment Fund. PREA also provides advisory services to third parties. The scope of its advisory services includes property management, facilities management, development management, feasibility and valuation analysis, fund management and corporate advisory services.

   Prior to April 2001, PREA also provided real estate investment opportunities in Poland to institutional investors through a pooled investment fund, the Pioneer Polish Real Estate Fund, S.A. (the "Fund"). In April 2001, Harbor Global announced its intention to liquidate the Fund. In connection with the liquidation, PREA purchased all of the shares of the Fund held by the Fund's unaffiliated investors for an aggregate purchase price of $1.59 million. The purchase, which closed during April 2001, relieved Harbor Global of its obligation to make capital contributions to the Fund in the amount of approximately $5.4 million pursuant to the Subscription and Shareholders' Agreement dated as of October 20, 1999 by and among the Fund and the investors. Harbor Global wrote-off its investment in the Fund, which is included in other income (expense), in the second quarter of 2001. In addition, Harbor Global is in the process of liquidating PREA Poland Sp. z o.o., the subsidiary through which it previously conducted its real estate management business in Poland. The liquidation of both the Fund and PREA Poland Sp. z o.o. is expected to be completed in 2002.

   Asset Realization Strategy. The asset realization strategy for PREA's Moscow operation will continue to be inextricably linked to that of the Meridian Commercial Tower unless PREA is successful in attracting a significant core of third-party customers.

   Employees. At December 31, 2001, PREA and its subsidiaries had 28 employees, including one expatriate employee provided by PIOGlobal Corporation, a Delaware corporation and indirect wholly owned subsidiary of Harbor Global.

                                     OTHER

Cash and Marketable Securities

   Cash and cash equivalents and marketable securities held directly by Harbor Global at December 31, 2001 totaled approximately $20.0 million and includes restricted cash of $6.9 million that represents $5 million to satisfy liabilities associated with Pioneer's former gold mining operations, $1.8 million to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer and $0.1 million of interest.

Ashanti Proceeds

   In May 2000, Pioglobal Goldfields II Limited sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited for an $18.8 million base purchase price plus additional payments of up to $5 million contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000,

$5 million of the base purchase price was paid to Pioglobal Goldfields II in cash and $13.8 million of the base purchase price was paid in the form of a non-interest bearing promissory note. Under the promissory note, Ashanti is obligated to pay the purchase price over five years, with principal amounts of between $2.5 million and $3.75 million due annually, as specified in the purchase agreement. In March 2001, the Company received the first payment in the amount of $2.5 million.

   In addition, under the Distribution Agreement, Harbor Global agreed that, promptly after the fifth anniversary of the closing of the purchase agreement, it will pay to Pioneer the lesser of $5 million or the actual proceeds received by Pioglobal Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. If any indemnification claim under the purchase agreement is pending on June 19, 2005, Harbor Global will pay the appropriate amount described above promptly upon resolution of the pending claim or claims.

   In connection with the sale to Ashanti, each of Pioglobal Goldfields II and Pioneer agreed to indemnify Ashanti for the breach of any representation or warranty of Pioglobal Goldfields II contained in the purchase agreement for an amount not to exceed the total purchase price actually paid by Ashanti to Pioglobal Goldfields II under the purchase agreement. The representations and warranties contained in the purchase agreement, other than those relating to tax and environmental issues, survive until June 19, 2002. The tax and environmental representations and warranties survive until June 19, 2005. Under the Distribution Agreement, Harbor Global has agreed to reimburse Pioneer for any liability it incurs in connection with any claim brought by Ashanti for indemnification under the purchase agreement.

                            DISCONTINUED OPERATIONS

Russian Timber Operations

   On February 5, 2002, the Company's Board of Directors approved the disposition of the Russian timber segment. Further to this, on March 5, 2002, the Company's Board of Directors approved a minimum acceptable sales price, with a closing to occur in 2002. Accordingly, the Russian timber segment is reflected as a discontinued operation. The Russian timber segment is conducted through the Company's wholly owned subsidiary, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"), which is engaged in the harvesting and export of timber in the Khabarovsk Territory of the Russian Far East.

   Losses from the discontinued Russian timber segment were approximately $11.3 million in 2001, including $3.1 million from operations and $8.2 million from the estimated loss on the disposition of the Russian timber segment. The Company is pursuing a sale of its Russian timber segment and expects to complete the sale in 2002.

   Forest-Starma operates under long-term leases with annual cutting rights of approximately 560,000 cubic meters. Forest-Starma exports its harvested timber to markets in Japan, South Korea and China under an agreement with its marketing and sales agent, Rayonier Inc.

   The following chart shows Forest-Starma's total production and shipments of timber during the last three years.

                                         2001    2000    1999
                                        ------- ------- -------
                 Timber Produced (m/3/) 351,000 295,000 313,000
                 Timber Shipped (m/3/). 350,000 262,000 336,000

   A three-year financial summary for the timber business is shown below:

                                  2001   2000    1999
                                 ------  -----  ------
                                     (In Millions)
                        Revenues $ 16.3  $12.9  $ 14.4
                        Net Loss $(11.3) $(5.2) $(24.7)

                                   EMPLOYEES

   At December 31, 2001, Harbor Global and its subsidiaries employed a total of 78 employees worldwide. None of the employees of Harbor Global or its subsidiaries are unionized or parties to any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

   Harbor Global's principal properties consist of its leased principal executive offices in Boston, Massachusetts, and its leased offices in Moscow, Russia.

   The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced November 15, 2000 at a rate of $160,862 per annum and will expire on October 24, 2005.

   Pioneer First and Pioneer Services lease, in the aggregate, approximately 6,031 square feet of office space in Moscow, Russia. The aggregate annual rent and related fees for these premises is approximately $377,954. A lease for 1,260 square feet expires on November 30, 2002 and leases totaling approximately 4,771 square feet expire on February 28, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

   Neither Harbor Global nor its subsidiaries are a party to, and their property is not the subject of, any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The 2001 annual general meeting of the Company's shareholders (the "Annual Meeting") was held on October 19, 2001. At the Annual Meeting, proxies representing 3,696,859 shares, or 65.50% of the Company's outstanding shares, were voted as follows:

1. To set the size of the Company's Board of Directors at four.

                              For    Against Abstain
                           --------- ------- -------
                           3,606,134 89,678   1,047

2. To elect John F. Cogan, Jr. as a Director for a four-year term expiring at the Company's 2005 annual general meeting or until his successor has been duly elected and qualified.

                                            Withhold
                                            Authority
                             For    Against  to Vote
                          --------- ------- ---------
                          3,563,900 31,048    1,911

3. To approve the remuneration of the Company's Directors.

                              For    Against Abstain
                           --------- ------- -------
                           3,616,579 62,737  17,543

4. To appoint Deloitte & Touche LLP as independent auditor for the Company and to delegate to the Company's Audit Committee the authority to fix the independent auditor's fee for the fiscal year ending December 31, 2001.

                              For    Against Abstain
                           --------- ------- -------
                           3,672,402 19,199   5,258

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's common shares commenced trading on the OTC Bulletin Board in October 2000 under the symbol HRBG. The following table sets forth the high and low bid quotations for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers and does not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                      Low    High
                                                     ------ ------
              2000
              Fourth Quarter (from October 24, 2000)  3.750  5.375

              2001
              First Quarter......................... $4.750 $7.125
              Second Quarter........................  6.620  8.500
              Third Quarter.........................  8.200  9.500
              Fourth Quarter........................  6.700  9.400

   On December 31, 2001 the Company had approximately 3,000 holders of record of its common stock.

   On November 15, 2001, the Company made a distribution of $2.31 per share to shareholders of record as of October 24, 2001. In addition, in the course of liquidating its assets, the Company anticipates paying additional cash dividends to its shareholders.

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

   In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in accordance with the Company's Non-Employee Director Share Plan, the Company issued 1,500 shares of its common stock to each of its four directors on October 24, 2001. According to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of his or her future services as a director.

ITEM 6.  SELECTED FINANCIAL DATA.

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and income. On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of Russian Investments classified as available-for-sale pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") valuations of its Polish venture capital holdings, accrued management fees, and deferred taxes.

   Russian investments consist of equity securities held in the portfolio of the PIOGLOBAL Investment Fund. Such securities are classified as available-for-sale and recorded at fair value pursuant to SFAS 115. In determining fair value, individual securities must first satisfy certain trading volume and bid-ask spread criteria established by management, to demonstrate that there is sufficient breadth and scope in the market for that security. Securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Unrealized gains and losses are recorded in stockholders equity as other comprehensive income. Realized gains or losses and any other than temporary declines in value are reported in other income (expense). For Russian investments that do not meet these criteria, the Company continues to classify these securities as long-term investments and carry such investments at cost with adjustments made for other than temporary impairment.

   The Company retains an approximately 8% limited partnership interest in the Pioneer Poland Fund. Polish venture capital investments within the Pioneer Poland Fund are recorded at fair value as determined by the management of the Pioneer Poland Fund. Unrealized and realized gains or losses are recorded in the Consolidated Statement of Operations. The Company analyzes the assumptions supporting changes in the fair value of these investments for appropriateness on a quarterly basis.

   On August 7, 2000, Harbor Global entered into an administration and liquidation agreement with Calypso Management pursuant to which Calypso Management will manage the liquidation of Harbor Global and operate Harbor Global's assets pending their liquidation. As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global's assets, based upon a predetermined schedule, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off. Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

   The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

   The following table presents summary consolidated historical financial data for Harbor Global for the five fiscal years ended December 31, which has been derived from the audited consolidated financial statements of Harbor Global for these periods. The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Harbor Global, including the notes thereto, referred to in Item
8. The consolidated financials included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of Harbor Global if it had been a separate stand-alone entity during the years presented, other than 2001.

                                                           Year Ended December 31,
                                              ------------------------------------------------
                                                2001      2000      1999      1998      1997
                                              --------  --------  --------  --------  --------
                                               (Amounts In Thousands Except Per Share Amounts)
Income Statement Data
   Revenue................................... $ 12,297  $ 11,412  $ 13,724  $ 11,010  $  9,037
   Operating Expenses........................  (17,789)  (21,161)  (19,542)  (35,755)  (25,905)
   Other Income (Expense)....................    8,549     3,365     2,088   (11,255)    9,551
   Income (Loss) from Continuing Operations..    2,377    (3,889)   (6,605)  (22,726)   (9,266)
   Earnings (Loss) Per Share from Continuing
     Operations.............................. $   0.42  $  (0.69) $  (1.17) $  (4.03) $  (1.64)
Balance Sheet Data
   Total Assets.............................. $101,572  $143,509  $ 99,751  $100,321  $ 96,999
   Total Amounts Due to Former Affiliates....       --        --    41,977    44,755    35,596
   Total Long-term Obligations...............    7,086     6,800        --        --       456
   Total Equity (Deficit)....................   56,633    75,256   (58,190)  (28,752)    6,902
   Cash Distributions Per Share.............. $   2.31  $     --  $     --  $     --  $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   OVERVIEW

   The consolidated financial statements of Harbor Global's principal operations include its Russian real estate management and investment management operations, Polish venture capital investment, and real estate management operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the years ended December 31, 2001, 2000 and 1999, Liquidity and Capital Resources, and Future Operating Results.

Results of Operations for the years ended December 31, 2001, 2000, and 1999

   Consolidated Operations. For fiscal year 2001, Harbor Global reported net losses of $8.9 million as compared to net losses of $10.0 million and $44.1 million for fiscal years 2000 and 1999, respectively.

   For fiscal year 2001, Harbor Global reported net income from continuing operations of $2.4 million as compared to net losses from continuing operations of $3.9 million for fiscal year 2000, reflecting a $6.3 million increase in income. The increase in income was attributable principally to a $7.3 million gain on the sale of Harbor Global's investment in Tas-Yurjah, a $3.3 million increase in interest and dividend income, a $2.0 million reduction in corporate overhead expenses, and a $1.4 million reduction in salary and benefit expenses due to manpower reductions followed by the sale or closure of the Company's operations in Poland. Offsetting these reductions was a $4.7 million decrease in realized portfolio gains from the Russian real estate management and investment management operations, a $1.9 million write-off of the Company's investment in the Pioneer Polish Real Estate Fund, and a $0.7 million loss on the sale of the Company's general partnership interest in the Pioneer Poland Fund.

   The net loss from continuing operations in 2000 totaled $3.9 million, a decrease of $2.7 million compared with net losses of $6.6 million in 1999. Capital gains on the sale of portfolio investments by PIOGLOBAL Investment Fund increased by $6.3 million. The increase in capital gains was offset partially by the write-down of several venture capital portfolio investments, which reduced 2000 consolidated income by $1.5 million, and $1.0 million of non-recurring real estate expenses. In addition, the Company reported $1.0 million of non-recurring income in 1999 from the Russian real estate and investment management operations from the receipt of a tax refund and the reduction of accrued liabilities.

   Losses from discontinued Russian timber operations and Russian brokerage operations (conducted by Harbor Global's former parent, Pioneer) totaled $11.3 million in 2001 compared to $6.1 million in 2000 and $26.1 million in 1999. Losses from discontinued operations in 2001 reflect a $3.1 million loss from timber operations and a $8.2 million estimated loss on the disposition of the timber segment. Losses reported prior to 2001 were attributable primarily to the operations of the former timber segment.

   The revenues and net income by on-going business segment for 2001, 2000 and 1999 are set forth on the following table:

                                                    Revenues          Net Income (Loss)
                                                ----------------- ------------------------
                                                 12 Months Ended  12 Months Ended December
                                                  December 31,               31,
                                                ----------------- ------------------------
                                                2001  2000  1999   2001     2000    1999
                                                ----- ----- ----- -------  ------  -------
                                                  (In Millions)         (In Millions)
Russian Real Estate Management & Investment
  Management                                    $ 8.7 $ 9.0 $10.4  $  0.9   $ 3.9  ($  1.1)
Polish Venture Capital Investment                 0.1   0.6   1.2    (2.4)   (2.6)    (0.4)
Real Estate Management Operations                 1.2   1.8   1.7    (4.0)   (3.6)    (4.0)
Other                                             2.3    --   0.4     7.9    (1.6)    (1.1)
                                                ----- ----- ----- -------  ------  -------
       Total From Continuing Operations          12.3  11.4  13.7     2.4    (3.9)    (6.6)
Discontinued Operations                            --    --    --   (11.3)   (6.1)   (26.1)
Change in Accounting Principle (Start-up costs)    --    --    --      --      --    (11.4)
                                                ----- ----- ----- -------  ------  -------
       Totals                                   $12.3 $11.4 $13.7 ($  8.9) ($10.0) ($ 44.1)
                                                ===== ===== ===== =======  ======  =======

   Russian Real Estate Management and Investment Management Operations. Net income from continuing operations was $0.9 million in 2001 as compared to net income from continuing operations of $3.9 million in 2000, reflecting a decrease in income of $3.0 million. The decrease was attributable to approximately $4.7 million of lower realized gains from portfolio sales and lower rental income of $0.6 million from Meridian Commercial Tower due to a higher vacancy rate. These decreases were offset partially by a $1.1 million reduction in corporate overhead costs and a $1.0 million increase in interest and dividend income.

   Net income from continuing operations was $3.9 million in 2000, an increase of $5.0 million compared to net losses of $1.1 million in 1999. The increase was attributable principally to capital gains after minority interest, taxes and expenses of approximately $6.6 million on the sale of several of PIOGLOBAL Investment Fund's portfolio holdings as compared to gains of $0.3 million in 1999. The gains were offset partially by a $1.4 million reduction in revenues. Revenues decreased by $1.4 million to $9.0 million compared to 1999, in part, because of a reduction in rental revenues from the Meridian Commercial Tower of $0.4 million. This decrease was attributable to the restructuring of certain leases, which increased the term of the lease in exchange for lower current lease rates. In 1999, Pioneer First Russia received a non-recurring tax refund of approximately $0.6 million related to its discontinued offshore brokerage business and realized $0.4 million in income from a reduction in accrued liabilities.

   Polish Venture Capital Investment. Harbor Global reported losses from its Polish venture capital investment of $2.4 million in 2001, $2.6 million in 2000, and $0.4 million in 1999. The losses in 2001 and 2000 reflect write-downs in the carrying values of the portfolio investments, net of minority interest, of $1.2 million and $1.5 million, respectively. In addition to the foregoing write-downs, the increase in losses during 2000 compared with 1999 was attributable, in part, to increases in corporate overhead costs.

   Real Estate Management Operations. Harbor Global's real estate management operations reported losses of $4.0 million in 2001 compared to losses of $3.6 million in 2000. The $0.4 million increase in losses reflects the $1.9 million write-off of PREA's investment in the Pioneer Polish Real Estate Fund offset by a $0.9 million reduction in corporate overhead costs and a $0.7 million reduction in salary, benefit and facility expenses due to lower headcount and the closure of the office in Poland at the end of the second quarter of 2001. In 2000, losses decreased by $0.4 million to $3.6 million compared with 1999 reflecting a reduction in costs associated with the development of the Pioneer Polish Real Estate Fund and related fund and property management operations.

   Discontinued Operations. On February 5, 2002, the Company's Board of Directors approved the disposition of the Russian timber operations. Further to this, on March 5, 2002, the Company's Board of Directors approved a minimum acceptable sales price, with a closing to occur in 2002. Accordingly, as of the fourth quarter of 2001, the Russian timber operations segment is reflected as a discontinued operation. Management has made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up until the anticipated date of disposal. The Russian timber operations segment consists of the Company's indirect wholly owned subsidiary, Forest-Starma.

   In 1999, the decision was made by Pioneer First Russia's management to close its brokerage operations.

   The following table summarizes losses from discontinued operations for the three years ended December 31:

                                                 2001   2000    1999
                                                ------  -----  ------
                                                    (In Millions)
         Discontinued Russian Timber Operations $(11.3) $(5.2) $(24.7)
         Discontinued Russian Brokerage........ $   --  $(0.9) $ (1.4)
                                                ------  -----  ------
                Total.......................... $(11.3) $(6.1) $(26.1)

Russian Timber

   Losses from discontinued Russian timber operations during 2001 were $11.3 million, comprised of $3.1 million from operations and $8.2 million from the estimated loss on the disposition of the Russian timber operations segment. The Company is pursuing a sale with a view toward consummating the sale in 2002. The 1999 loss includes a reduction in the carrying value of timber equipment and deferred development costs of $15.3 million.

   The Company does not expect that it will have to fund cash requirements of the timber operations up to the anticipated date of disposal.

   The Company's timber products are sensitive to changes in timber commodity prices. At December 31, 2001, the Company had approximately $2.8 million of timber, which is included in net assets from discontinued operations. The carrying value approximates the commodity prices that management expects to receive from the eventual sale of the timber.

Russian Brokerage Operations

   The Russian brokerage operations consisted of two of Pioneer First's wholly-owned subsidiaries, Closed Joint-Stock Company "Pioneer Securities" and UKS Securities Limited ("UKS Securities"). The liquidation of UKS Securities was completed in August 2000. Accordingly, losses of $0.9 million and $1.4 million were recorded in the years ended December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

   Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $20.0 million as of December 31, 2001, of which $6.9 million is restricted. This represents a $6.1 million decrease from the 2000 fiscal year end and is attributable principally to the distribution of approximately $13.0 million to shareholders offset by proceeds from the sale of Tas-Yurjah. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

   The assets of the Company's majority-owned Russian subsidiary, PIOGLOBAL Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

Future Operating Results

   From time to time, management may make forward-looking statements in this Annual Report on Form 10-K, in other documents that the Company files with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about the Company's asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Forward-looking statements are based on currently available information and management's expectations of future results but involve certain assumptions. Management cautions readers that such assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from the Company's expectations. Described below are some of the important factors that could affect the Company's revenues or results of operations.

   HARBOR GLOBAL DOES NOT HAVE AN OPERATING HISTORY AS AN INDEPENDENT COMPANY.

   Harbor Global has operated as an independent public company since October 24, 2000. Although Harbor Global is operated by the same senior management who operated its assets prior to the Spin-off, Harbor Global does not have an established operating history as an independent company. The financial statements included in this Form 10-K may not necessarily reflect the results of operations, financial condition and cash flows that would have been achieved had Harbor Global and its subsidiaries operated as an independent company prior to the Spin-Off, particularly in light of Harbor Global's intent to liquidate its assets within a limited period of time.

   THERE CAN BE NO ASSURANCE THAT SHAREHOLDERS WILL BE ABLE TO SELL THEIR HARBOR GLOBAL COMMON SHARES.

   Harbor Global common shares are not listed on any securities exchange or on The Nasdaq Stock Market(R).

   Furthermore, Harbor Global does not intend to:

   -- engage the services of any market maker;

   -- facilitate the development of an active public trading market in Harbor
      Global common shares, or encourage others to do so;

   -- place any advertisements in the media promoting an investment in Harbor
      Global; or

   -- except as required by the Securities Exchange Act of 1934, collect or publish information about prices at which Harbor Global common shares may be traded.

   Harbor Global cannot provide assurances as to the prices at which Harbor Global common shares may trade or provide assurances that shareholders will be able to sell their Harbor Global common shares.

   THE POTENTIAL VALUES TO BE REALIZED UPON THE SALE OR LIQUIDATION OF MOST OF HARBOR GLOBAL'S ASSETS, IF ANY, ARE SPECULATIVE.

   The potential values to be realized upon the sale of Harbor Global's Russian real estate management and investment management operations, if any, are speculative. A significant portion of Harbor Global's Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Investment Fund, a company that invests in Russian real estate and, to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities of PIOGLOBAL Investment Fund. Consequently, Harbor Global may have difficulty selling some of its investment in PIOGLOBAL Investment Fund or causing PIOGLOBAL Investment Fund to liquidate some of its underlying assets, and may only be able to do so at prices which may not reflect the long-term value of its investments.

   HARBOR GLOBAL'S BUSINESSES, PARTICULARLY THOSE CONDUCTED IN RUSSIA, ARE SUSCEPTIBLE TO NUMEROUS RISKS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

   Harbor Global conducts business in countries outside of the United States, primarily in Russia. Harbor Global will continue to operate its international businesses until those businesses are liquidated and will continue to be subject to the risks of doing business internationally, including:

   -- unexpected changes in regulatory requirements and underdeveloped legal systems in some countries;

   -- tariffs and other trade barriers;

   -- difficulties in staffing and managing foreign operations;

   -- political and economic instability;

   -- fluctuations in currency exchange rates;

   -- restrictions on currency exchange and repatriation;

   -- restrictions on foreign investment in its businesses; and

   -- potentially adverse tax consequences.

   For example, in recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. Accordingly, Harbor Global's Russian real estate management and investment management operations involve significant risks, such as those listed above, which are not typically associated with developed markets. The liquidation of these businesses and the businesses Harbor Global operates in other emerging markets, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, these emerging markets. Furthermore, Harbor Global does not have political risk insurance for any of its businesses.

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

   Because Harbor Global's assets are a diverse range of businesses and are generally located in countries in which successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or Mr. Hunter could have a material adverse effect upon Harbor Global's results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global's ability to liquidate its assets at prices that will enable Harbor Global to make meaningful distributions to its shareholders.

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

   HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

   Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. For example, in connection with the sale of its gold mining operations in Ghana to Ashanti, Pioneer has agreed to indemnify Ashanti for claims arising under the purchase agreement before June 19, 2005 relating to its Ghanaian gold mining operations. Under the Distribution Agreement, Pioneer transferred Pioglobal Goldfields II, the Pioneer subsidiary through which Pioneer's gold mining operations in Ghana were conducted, to Harbor Global. As a result of the transfer, Harbor Global is obligated to reimburse Pioneer in the event that Ashanti seeks indemnification for any claim. Harbor Global's indemnification obligations to Pioneer in connection with the Ashanti purchase agreement are capped at the amount of the total purchase price paid by Ashanti to Pioglobal Goldfields II under the purchase agreement.

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

   The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets regardless of when those assets were initially recognized. The Company does not believe that adopting SFAS No. 142 will have a material impact to its financial statements.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company does not believe that adopting SFAS No. 144 will have a material impact on its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

   The Company's interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds, United States treasury bills and in overnight repurchase agreements backed by United States government securities. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at December 31, 2001 was approximately $2.0 million of cash and cash equivalents and $26.3 million of marketable securities. Earnings from excess cash invested were approximately $2.4 million for the year ended December 31, 2001. Based on excess cash invested at December 31, 2001, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.3 million additional pre-tax credit or charge to the statement of operations.

   Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. Due to the hyperinflationary economy in the Russian Federation, the United States dollar (the Company's reporting currency) has been designated as the Company's functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the statements of operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company's operations.

   The Russian ruble is not a fully convertible currency outside of the territory of the Russian Federation. The translation of ruble denominated assets and liabilities into United States dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in United States dollars the reported values of these assets and liabilities. The Company reports all of its non monetary assets and liabilities held in the Russian Federation at historical exchange rates, and any fluctuation in foreign exchange rates would not have any impact on reported non monetary assets and liabilities.

   The table below sets forth in the Company's reporting currency a summary of the monetary assets and liabilities held in rubles at December 31, 2001.

                                                   (in thousands)
               Monetary Assets
               Cash and Cash Equivalents..........    $ 1,350
               Restricted Cash....................      2,280
               Marketable Securities Held for Sale     30,227
               Other..............................        605
                                                      -------
                                                      $34,462
                                                      =======
               Monetary Liabilities
               Dividend Payable...................    $ 2,549
               Taxes Payable......................      2,090
               Deferred Taxes.....................      2,086
               Other..............................         21
                                                      -------
                                                      $ 6,746
                                                      -------
               Net Position.......................    $27,716
                                                      =======

   The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Pioneer Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company's limited partnership interest in the Pioneer Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. In this connection, the carrying value of the Company's interest in the Pioneer Poland Fund has been written-down by approximately $1.3 million to approximately $1.2 million in 2001.

   The PIOGLOBAL Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS
115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investments are recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2001, the fair value of equity investments contained in long-term marketable securities aggregated $18.8 million. As a result, the Company recorded unrealized gains after deferred taxes and after minority interest of $3.3 million as a separate component of stockholder's equity.Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company's earnings and cash flow by increased diversification of the portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Company's financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On October 23, 2000, as the sole shareholder of Harbor Global, Pioneer voted by written consent to engage Deloitte and Touche LLP to serve as the Company's auditor effective as of the Spin-off. Harbor Global's Board of Directors approved the engagement of Deloitte and Touche by unanimous written consent.

   Prior to the Spin-off date, Harbor Global was a wholly owned subsidiary of Pioneer, and Arthur Andersen LLP served as auditor for both Pioneer and Harbor Global. The decision to change auditors was made in connection with Harbor Global's status as an independent company following the Spin-off.

   The report of Arthur Andersen on the Company's financial statements for the year ended December 31, 1999 does not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. For the year ended December 31, 1999 and through the Spin-off date, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Arthur Andersen would have caused it to make reference to the subject matter of the disagreement in any of its reports.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

   Mr. Cogan was elected for a four-year term commencing in October 2001 and expiring at the Company's annual general meeting immediately following the fifth anniversary of the Spin-off. All other directors were elected for a five year term commencing in June 2000 and expiring at the annual general meeting immediately following the fifth anniversary of the Spin-off.

                             Name               Age
                             ----               ---
                             John F. Cogan, Jr. 75
                             John D. Curtin, Jr 69
                             W. Reid Sanders... 52
                             John H. Valentine. 77

   JOHN F. COGAN, JR. has been a Director of Harbor Global since October 2001. Mr. Cogan is Deputy Chairman and Director of Pioneer Global Asset Management S.p.A. He is also Chairman of the Board and a Director of Pioneer Investment Management USA Inc. and a Director of Pioneer Investment Management, Inc. and Pioneer Alternative Investments Limited. Mr. Cogan has been a Director of PIOGLOBAL Investment Fund since 1995. From 1963 to October 24, 2000, he was President, Chief Executive Officer and a director of Pioneer. From 1978 to 1980, he was Chairman of the Investment Company Institute ("ICI") and is currently a member of the Board of Governors of the ICI. From 1983 to 1986, Mr. Cogan was a member of the Board of Governors of the National Association of Securities Dealers, Inc. and its Legal Advisory board from 1988 through 1994. From 1987 to 1994, he was Chairman of ICI Mutual Insurance Company and currently is a Director. Mr. Cogan is Of Counsel at Hale and Dorr LLP, Boston, Massachusetts.

   JOHN D. CURTIN, JR. has been a Director of Harbor Global since June 2000. Mr. Curtin served as a director of Pioneer from February 2000 to October 2000. From 1995 to 1998, Mr. Curtin was the Chairman, President and Chief Executive Officer of Aearo Corporation, a provider of personal safety equipment. Prior to 1995, Mr. Curtin was the Executive Vice President and Chief Financial Officer of Cabot Corporation, a global specialty chemicals and materials company. Mr. Curtin serves as a Director of Aearo Corporation.

   W. REID SANDERS has been a Director of Harbor Global since June 2000. Mr. Sanders served as a director of Pioneer from February 2000 to October 2000. Prior to retiring in 1999, Mr. Sanders was a Director and Executive Vice President of Southeastern Asset Management, Inc., an investment management firm that he co-founded in 1975. In addition, Mr. Sanders serves as a Trustee of The Hugo Dixon Foundation and Rhodes College, Trustee and member of the Executive Committee of the Dixon Gallery and Gardens and Vice Chairman and member of the Board of Trustees of the Hutchinson School.

   JOHN H. VALENTINE has been a Director of Harbor Global since June 2000. Mr. Valentine served as a director of Pioneer from 1985 to October 2000. Mr. Valentine is the Vice Chairman of the Board of Directors and Treasurer of Boston Medical Center and serves as the Chairman of the Board of Directors of Cypress Hill Associates, an outpatient addiction treatment facility. He is also Director of Entrepreneurial Management at Boston University Health Policy Institute. From 1980 to 1990, Mr. Valentine was a consultant to T.A. Associates, a manager of venture capital. From 1972 to 1975, Mr. Valentine was a partner of Tucker Anthony & R.L. Day, a member of the New York Stock Exchange. Mr. Valentine also serves as a Director of Visualization Technology, Inc., is a member of the Advisory Committees of the Hurricane Island Outward Bound School and the Thompson Island Outward Bound Education Center and was a Trustee of both institutions.

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

  Name                 Age                      Position
  ----                 ---                      --------
  Stephen G. Kasnet... 56  President and Chief Executive Officer
  Donald H. Hunter.... 45  Chief Operating Officer and Chief Financial Officer
  Catherine V. Mannick 47  Senior Vice President and General Counsel

   STEPHEN G. KASNET has been the President and Chief Executive Office of Harbor Global since June 2000 and has been President of PREA, L.L.C. since 1996. From 1998 to 2000, Mr. Kasnet was Executive Vice President of Pioneer and the President of Pioneer Global Investments, a division of Pioneer. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer. Mr. Kasnet served as a Managing Director of First Winthrop Corporation and Winthrop Financial Associates. Mr. Kasnet serves as a Director of Forest-Starma, Pioneer First and PIOGLOBAL Investment Fund. He is also President of Pioneer Forest, Inc., Pioglobal Omega, L.L.C., PIOGlobal Corporation and Pioneer First Russia, Inc. In addition, Mr. Kasnet serves as Chairman of the Board of Directors of Warren Bancorp and Warren Five Cents Savings Bank and as a director of Rubicon Limited. Mr. Kasnet has served as President and Chief Executive Officer for Calypso Management since June 2000.

   DONALD H. HUNTER has been Chief Operating Officer and Chief Financial Officer of Harbor Global since June 2000. From 1998 to 2000, Mr. Hunter was the Senior Vice President and Chief Operating Officer of Pioneer Global Investments, a division of Pioneer. From 1992 to 1998, Mr. Hunter was the Manager of International Finance at Pioneer. Prior to 1992, Mr. Hunter served in various high-profile finance roles at Pioneer and General Electric Company. Mr. Hunter serves as a Director of Forest-Starma and PIOGLOBAL Investment Fund. He is Vice President and Treasurer of Pioneer Forest, Inc., Pioglobal Omega, L.L.C., PIOGlobal Corporation, Pioneer First Russia, Inc. and PREA L.L.C. Mr. Hunter has served as Chief Operating Officer, Chief Financial Officer and Treasurer for Calypso Management since June 2000.

   CATHERINE V. MANNICK has been Senior Vice President and General Counsel of Harbor Global since July 2000. From 1996 to 2000, Ms. Mannick served as Assistant General Counsel of Pioneer, during which time she oversaw Pioneer's Russian legal matters. From 1998 to 2000 she was a Vice President of Pioneer. From 1991 to 1996, Ms. Mannick was Of Counsel at Hale and Dorr LLP in the firm's corporate department. Ms. Mannick is Secretary of Pioneer Forest, Inc., Pioglobal Omega, L.L.C., PIOGlobal Corporation and Pioneer First Russia, Inc. Ms. Mannick has served as Secretary for Calypso Management since June 2000 and as Executive Vice President of Calypso Management since October 2000.

ITEM 11.  EXECUTIVE COMPENSATION

  Compensation of Directors

   Each Harbor Global director is entitled to receive $20,000 annually as compensation for serving on the Harbor Global Board of Directors. This annual compensation assumes the Board of Directors will meet four times annually and may be increased in the event of more frequent meetings. In addition, directors of Harbor Global are entitled to be reimbursed for out of pocket expenses incurred in connection with attendance at any meeting of the Board of Directors or any committee meeting of the Board of Directors. Mr. Cogan was paid $5,000 in director's fees in 2001 and all other directors were paid $25,000 in director's fees in 2001.

   On November 2, 2000, the Board of Directors of Harbor Global approved the adoption of the Harbor Global Company Ltd. Non-employee Director Share Plan in accordance with the approval obtained from Pioneer, the Company's sole shareholder, on October 23, 2000. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director's future services as a director. The plan became effective upon adoption by the board and will terminate upon the earlier of (i) October 24, 2005, (ii) the grant of all of the common shares reserved for issuance under the plan or (iii) the termination of the plan by the board in accordance with the terms of the plan. During fiscal year 2001, each director received 1,500 common shares pursuant to the plan.

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

   The following table sets forth information regarding compensation earned by the Chief Executive Officer and other executive officers of the Company during fiscal year 2001 and 2000. Although Mr. Kasnet, Mr. Hunter and Ms. Mannick became executive officers of Harbor Global beginning in June 2000, June 2000 and July 2000, respectively, they were also employees of Pioneer through October 24, 2000 and thus were compensated by Pioneer through October 24, 2000. Therefore, the information set forth below includes compensation earned by the listed individuals as employees of Pioneer from January 1, 2000 through October 24, 2000 and as employees of Calypso Management from October 25, 2000 through December 31, 2001. The information set forth below includes compensation earned by the listed individuals as employees of Pioneer from January 1, 2000 through October 24, 2000 and as employees of Calypso Management from October 25, 2000 through December 31, 2001.

                                       Annual            Long Term
                                   Compensation(1)    Compensation(4)
                                   --------------- ---------------------
                                                   Restricted Securities
                            Fiscal Salary   Bonus    Stock    Underlying    All Other
Name and Principal Position  Year  ($)(2)  ($)(3)  Awards($)  Options(#) Compensation(5)
--------------------------- ------ ------- ------- ---------- ---------- ---------------
 Stephen G. Kasnet.........  2001  325,000 325,000       --       --          76,978
  President,                 2000  308,589 495,000   61,861       --         245,301
  Chief Executive Officer
 Donald H. Hunter..........  2001  250,000 250,000       --       --          26,290
 Chief Operating Officer,    2000  233,027 375,000   37,291       --         744,100
  Chief Financial Officer
 Catherine V. Mannick......  2001  185,000  42,000       --       --          22,224
  Senior Vice President,     2000  170,585  30,000   10,102       --         225,343
  General Counsel

--------
(1) Fiscal year 2000 excludes cash payments of $205,000, $716,651 and $205,923 to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, paid by Pioneer pursuant to agreements entered into with Pioneer which provided for such payments upon the termination of Mr. Kasnet's, Mr. Hunter's and Ms. Mannick's employment with Pioneer.

(2) Fiscal 2000 includes $63,000, $48,527 and $32,885 paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, by Harbor Global through Calypso Management since October 24, 2000.
(3) Fiscal year 2000 includes $195,000, $175,000 and $30,000 paid to Mr.
    Kasnet, Mr. Hunter and Ms. Mannick respectively, by Harbor Global through Calypso Management as amounts earned under a bonus plan for the Company's officers enabling Mr. Kasnet and Mr. Hunter to receive annual bonus payments up to 100% of their respective salaries and Ms. Mannick to receive annual bonus payments up to 50% of her salary based upon the achievement of performance goals that are established by the Harbor Global Board of Directors. The 2001 and 2000 plans were reviewed and approved by the Board of Directors.
(4) All restricted stock awards represent shares of Pioneer common stock. Dollar values of 2000 restricted stock awards are based on the closing market price of Pioneer common stock on the date of grant. In connection with the merger of UniCredito and Pioneer, all restricted stock granted by Pioneer became fully vested prior to the consummation of the merger, and on October 24, 2000, each issued and outstanding share of Pioneer common stock converted into the right to receive a cash payment of $43.50 per share, and each outstanding option converted into the right to receive a cash payment equal to the excess of $43.50 over the per share exercise price of such option.
(5) Fiscal year 2001 includes contributions made by Calypso Management under its 401(K) plan and qualified benefit plans for the benefit of Mr. Kasnet, Mr. Hunter, and Ms. Mannick in the amounts of $9,251, $8,657 and $8,175, respectively. Additionally, payments of $62,360, $17,633 and $14,049 were paid to Mr. Kasnet, Mr. Hunter, and Ms. Mannick, respectively as supplemental pension payments by Calypso Management. Includes $5,367 paid to Mr. Kasnet for life insurance coverage. Fiscal year 2000 includes cash payments of $205,000, $716,651 and $205,923 to Mr. Kasnet, Mr. Hunter and Ms. Mannick respectively, paid by Pioneer pursuant to agreements entered into with Pioneer, which provided for such payments upon the termination of employment with Pioneer. Fiscal year 2000 also includes contributions made by Pioneer under its 401(k) and qualified benefit plans for the benefit of Mr. Kasnet, Mr. Hunter, and Ms. Mannick in the amounts of $15,126, $9,948 and $11,199, respectively, and contributions made by Calypso Management under its 401(k) plan since October 24, 2000 for the benefit of Mr. Kasnet and Mr. Hunter in the amounts of $2,500 and $1,925, respectively. Includes $17,308, $15,576, and $8,221 of vacation pay paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, upon termination of their employment with Pioneer. Includes $5,367 paid to Mr. Kasnet for life insurance coverage.

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

   Unless otherwise indicated, each person or entity has sole voting and investment power with respect to the shares listed opposite such person's or entity's name. Unless otherwise indicated, the percentages set forth below are based upon a total of 5,649,311 common shares outstanding as of March 1, 2002.

                                               Number     Percent Of
                                                 Of       Outstanding
          Beneficial Owner                     Shares       Shares
          ----------------                     -------    -----------
          John F. Cogan, Jr+.................. 797,999(1)    14.13%
            Pioneer Investment
             Management USA Inc
            60 State Street
            Boston, MA 02109
          S. Muoio & Co. LLC.................. 700,520(2)    12.40%
            509 Madison Avenue, Suite 406
            New York, NY 10022
          Gabelli Funds, LLC.................. 571,570(3)    10.12%
            One Corporate Center
            Rye, NY 10580
          Duetsche Bank AG.................... 522,453(4)     9.25%
            Taunusanlage 12, D-60325
            Frankfurt on Main, Germany
          Tudor Proprietary Trading, L.L.C.... 320,540(5)     5.67%
            1275 King Street
            Greenwich, CT 06831
          Perry Corp.......................... 304,209(6)     5.38%
            599 Lexington Avenue
            New York, NY 10022
          W. Reid Sanders+....................  31,500           *
          John H. Valentine+..................  12,100           *
          John D. Curtin Jr.+.................  11,500           *
          Stephen G. Kasnet+..................  33,353           *
          Donald H. Hunter+...................   1,051           *
          Catherine V. Mannick+...............     377           *
          All directors and officers of Harbor
            Global as a group (7 persons)..... 887,880       15.72%

--------
* Denotes ownership of less than 1% of outstanding shares of Harbor Global common shares.
+  Denotes a director or executive officer of Harbor Global.
(1) Consists of 699,131 Common Shares with respect to which Mr. Cogan exercises sole voting and investment power and 98,868 Common Shares with respect to which Mr. Cogan exercises shared voting and investment power. This information is based solely on information provided by John F. Cogan, Jr. in Amendment No. 1 to Schedule 13D, dated December 8, 2000 and filed with the Securities and Exchange Commission on December 8, 2000 as well as Form 4, dated October 31, 2001 and filed with the Securities and Exchange Commission on November 7, 2001.
(2) Consists of 474,780 Common Shares over which S. Muoio & Co. LLC exercises shared voting and investment power and 225,740 Common Shares over which S. Muoio & Co. LLC exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Schedule 13G/A, dated February 14, 2002, and filed with the Securities and Exchange Commission on February 14, 2002.
(3) Consists of Common shares held by a variety of investment advisory and investment company clients, over which shares GAMCO Investors, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc. or one of their affiliates exercises sole voting and investment power. This information is based solely on information provided by Gabelli Funds, LLC in Schedule 13D, dated November 3, 2000, and filed with the Securities and Exchange Commission on November 3, 2000.

(4) Consists of Common shares over which Deutsche Bank AG exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Schedule 13G/A, dated February 7, 2002, and filed with the Securities and Exchange Commission on February 7, 2002.
(5) Consists of Common Shares over which Tudor Proprietary Trading, L.L.C. exercises shared voting and investment power with Paul Tudor Jones, III. Because Mr. Jones is the indirect controlling equity holder of Tudor Proprietary Trading, L.L.C., Mr. Jones may be deemed to beneficially own the shares. Mr. Jones disclaims such beneficial ownership. The foregoing is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13G, dated February 1, 2002, and filed with the Securities and Exchange Commission on February 5, 2002.
(6) Consists of Common Shares over which Perry Corp. exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Amendment No. 2 to Schedule 13G/A, dated February 14, 2002, and filed with the Securities and Exchange Commission on February 14, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   On August 7, 2000, Harbor Global entered into an administration and liquidation agreement with Calypso Management pursuant to which Calypso Management will manage the liquidation of Harbor Global and operate Harbor Global's assets pending their liquidation. Calypso Management is owned and operated by Mr. Kasnet and Mr. Hunter. Mr. Kasnet is the President and Chief Executive Officer and Mr. Hunter is the Chief Operating Officer and Chief Financial Officer of Calypso Management. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global Board of Directors in accordance with the administration and liquidation agreement. In addition, key employees of Calypso Management perform their services as officers of Harbor Global under the supervision of the Harbor Global Board of Directors.

   The administration and liquidation agreement provides that Harbor Global pays the operating expenses of Calypso Management incurred in connection with the provision of services to Harbor Global. These operating expenses include annual salaries for Mr. Kasnet and Mr. Hunter of $325,000 and $250,000, respectively, plus annual bonuses of up to 100% of such base salary, depending upon the achievement of performance goals established by the Harbor Global Board of Directors. The operating expenses include the annual salaries of Ms. Mannick and other employees of Calypso Management. Calypso Management provides the services of Mr. Kasnet, Mr. Hunter and Ms. Mannick and other employees to act as officers and employees of Harbor Global. The provision of services to Harbor Global by Calypso Management, Mr. Kasnet and Mr. Hunter is exclusive, and Calypso Management, Mr. Kasnet and Mr. Hunter do not render services to other persons or entities without the prior written consent of the Harbor Global Board of Directors.

   As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global's assets, generally according to the following schedule:

   --with respect to the first $36 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 10% of such net proceeds;

   --with respect to the next $72 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

   --with respect to any additional net proceeds, Calypso Management shall receive a payment equal to 10% of such net proceeds.

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

   The administration and liquidation agreement has a term ending upon the liquidation of Harbor Global, but may be terminated by either Calypso Management or Harbor Global upon 120 days prior written notice to the other following the second anniversary of the distribution date. If Harbor Global elects to terminate the agreement in accordance with the preceding sentence, Mr. Kasnet may commit, in a manner reasonably satisfactory to the Harbor Global Board of Directors, to continue his employment with Harbor Global pursuant to the administration and liquidation agreement and with Calypso Management pursuant to his employment agreement (which is described below) for an additional minimum period of one year, or a longer period as determined by Mr. Kasnet and the Harbor Global Board of Directors. In addition, Harbor Global may terminate the agreement in the event of:

   --Mr. Kasnet's death or disability or other termination of his employment with Calypso Management;

   --an uncured failure by Calypso Management to follow a reasonable direction of the Harbor Global Board of Directors;

   --a material breach by Mr. Kasnet of his employment agreement with Calypso
     Management; or

   --an act by Calypso Management in connection with its services to Harbor
     Global constituting bad faith, fraud or willful misconduct.

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

   In addition, under the administration and liquidation agreement Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Mr. Kasnet following the second anniversary of the distribution date if Mr. Kasnet has not:

   --voluntarily terminated his employment with either Harbor Global or Calypso
     Management;

   --committed an act, in connection with the performance of his services with Calypso Management or Harbor Global constituting bad faith, fraud or willful misconduct;

   --willfully failed to carry out a vote of Harbor Global's board of directors which results in material economic harm to Harbor Global; or

   --become disabled.

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

   Mr. Kasnet and Mr. Hunter each entered into employment agreements with Calypso Management as of August 8, 2000. The employment agreements provide for salaries and bonuses as described above in connection with the administration and liquidation agreement. Mr. Kasnet's employment agreement has a term ending upon the liquidation of Harbor Global, but may be terminated by Mr. Kasnet upon 120 days prior written notice to Calypso Management and Harbor Global following the second anniversary of the distribution date. The employment agreement provides that Mr. Kasnet will be entitled to receive 50% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global's assets. If Mr. Kasnet is paid the $1.8 million signing and retention bonus as described above, his allocation percentage will be reduced to 33 1/3% of amounts paid by Harbor Global to Calypso Management with respect to distributions of more than $36 million in the aggregate and less than $108 million in the aggregate. Calypso Management, at the direction of the Harbor Global Board of Directors, may terminate Mr. Kasnet in the event he:

   --materially breaches the employment agreement or the administration and liquidation agreement;

   --is convicted of a felony;

   --fails to follow a reasonable direction of the Harbor Global board of directors; or

   --becomes disabled.

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

   1.  FINANCIAL STATEMENTS:

Reference is made to the Report of Independent Public Accountants, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K at pages F-1 through F-23.

   2.  FINANCIAL STATEMENT SCHEDULES:

       Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

   3.  EXHIBITS:

   The The exhibits filed with or incorporated into this Annual Report on Form
       10-K are listed on the "Index to Exhibits" below.

                                INDEX TO EXHIBITS

Exhibit
Number                                               Description
------                                               -----------
2.1/b/   Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd.
         and Harbor Global II Ltd.
2.2/i/   Purchase Agreement dated October 5, 2001 by and between AIB WBK Fund Management Sp. z o.o.
         and Harbor Global II Ltd., including the Escrow Agreement dated November 5, 2001 by and between
         Harbor Global II Ltd., AIB WBK Fund Management Sp. z o.o. and ABN AMRO Bank (Polska) S. A.,
         attached as Exhibit 1 thereto, and the Share Purchase Agreement dated September 20, 2001 between
         Harbor Global II Ltd. and Pioglobal Management (Jersey) Limited./1/
2.3/e/   Share Purchase Agreement dated April 06, 2001 between Cadim Servotech B.V., Vienna Leas
         International S. A., Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki
         Polskiej, Pioneer Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA,
         L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
2.4/e/   Share Purchase Agreement dated April 06, 2001 between European Bank for Reconstruction and
         Development, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
2.5/e/   Share Purchase Agreement dated March 30, 2001 by and between Harbor Far East Exploration, L.L.C.,
         Closed Joint-Stock Company "Artel Staratelei Amur" and Closed Joint-Stock Company "Tas-Yurjah"
         Mining Company.
2.6/h/   Supplemental Agreement dated May 28, 2001, to Share Purchase Agreement dated March 30, 2001 by and between Harbor Far East Exploration, L.L.C., Closed Joint-Stock Company "Artel Staratelei
         Amur" and Closed Joint-Stock Company "Tas-Yurjah" Mining Company.
3.1/a/   Memorandum of Association of Harbor Global Company Ltd.
3.2/a/   Bye-Laws of Harbor Global Company Ltd.
4.1/d/   Specimen Common Share Certificate
10.1/a/  Form of Tax Separation Agreement by and among The Pioneer Group, Inc., Harbor Global Company
         Ltd. and Harbor Global II Ltd.
10.2/b/  Form of Administration and Liquidation Agreement by and between Calypso Management LLC and
         Harbor Global Company Ltd.
10.3/b*/ Form of Escrow Agreement by and among Harbor Global Company Ltd., Calypso Management LLC,
         Stephen G. Kasnet and State Street Bank and Trust Company
10.4/a/  Purchase Agreement dated as of May 11, 2000 by and among Ashanti Goldfields Company Limited,
         The Pioneer Group, Inc., Pioglobal Goldfields II Limited (formerly Pioneer Goldfields II Limited) and
         Ashanti Goldfields (Teberebie) Limited
10.5/a/  Form of Promissory Note from Ashanti Goldfields Teberebie Limited to Pioglobal Goldfields II
         Limited (formerly Pioneer Goldfields II Limited)
10.6/a/  Amended and Restated Limited Partnership Agreement of Pioneer Poland U.S., L.P. dated as of
         January 20, 1995 by and between Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland
         U.S. (Jersey) Limited) and Pioneer Poland U.K. (Jersey) Limited, as amended July 18, 1995, September
         15, 1995, October 18, 1995 and August 3, 1999
10.7/a/  Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of January 20, 1995 by and among
         Pioneer Poland UK Limited, Pioneer Poland U.K. (Jersey) Limited and the Limited Partners, as
         amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.8/a/  Limited Partnership Agreement of Pioneer Poland GP Limited Partnership dated as of August 3, 1999 by and among Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited)
         and the Limited Partners
10.9/a/  Joint Management Agreement dated as of January 20, 1995 by and among Pioneer Poland U.S., L.P.,
         Pioneer Poland UK Limited and Pioglobal Management (Jersey) Limited (formerly Pioneering
         Management (Jersey) Limited), as amended September 15, 1995 and August 3, 1999
10.10/f/ Log Sales Contract No. 11-21-00 dated as of November 27, 2000 by and between Rayonier Inc. and
         Closed Joint-Stock Company "Forest-Starma"

 Exhibit
 Number                                               Description
 ------                                               -----------
 10.11/f/   Letter Agreement dated as of November 27, 2000 by and between Rayonier Inc. and Closed Joint-
            Stock Company "Forest-Starma"
 10.12/a/   Advisory Agreement dated as of January 20, 1995 by and between Pioglobal Management (Jersey)
            Limited (formerly Pioneering Management (Jersey) Limited) and European Convergence Partners
            Sp. a o.o (formerly Pioneer Investment Poland Sp. z o.o), as amended September 15, 1995
10.13/d*/   Harbor Global Company Ltd. Non-employee Director Share Plan
 10.14/f/   Massachusetts Full-Service Office Lease Faneuil Hall Marketplace, dated as of October 26, 2000, between Faneuil Hall Marketplace, Inc. and Harbor Global Company Ltd., as amended by First
            Amendment to Lease dated as of December 13, 2000
 10.15/f/   Amendment No. 1 to Administration and Liquidation Agreement dated as of October 30, 2000 by and between Harbor Global Company Ltd. and Calypso Management LLC
 10.16/f/   Amendment No. 2 to Administration and Liquidation Agreement dated as of February 1, 2001 by and between Harbor Global Company Ltd. and Calypso Management LLC
 10.17/a/   Subscription and Shareholders' Agreement dated as of October 20, 1999 by and among Pioneer
            Polski Fundusz Nieruchomosci S.A., Fundacja Na Rzecz Nauki Polskiej, Towarzystwo Obrotu
            Nieruchomosciami AGRO S.A., Vienna Leas International S.A., Pioneer Real Estate Advisors
            Poland Sp. z o.o., Pioneer Pierwsze Polskie Towarzystwo Funduszy Inwestycyjnych S.A., PREA,
            L.L.C. (formerly Pioneer Real Estate Advisors, Inc.), CADIM Servotech B.V. and The European
            Bank for Reconstruction and Development
 10.18/a/   Investment Advisory Agreement dated as of October 27, 1999 by and between Pioneer Polski
            Fundusz Nieruchomosci S.A. and Pioneer Real Estate Advisors Poland Sp. z o.o.
    10.19   [Reserved]
    10.20   [Reserved]
 10.21/f/   Amendment dated as of September 21, 1998 to the Master Lease Agreement dated as of July 1, 1996 by and between Open Joint-Stock Company "PIOGLOBAL Investment Fund" (formerly Open Joint-
            Stock Company "First Investment Voucher Fund") and PREA, L.L.C. (formerly Pioneer Real Estate
            Advisors, Inc.)
 10.22/a/   Master Transaction Agreement dated as of May 15, 1996 by and between Open Joint-Stock
            Company "PIOGLOBAL Investment Fund" (formerly Open Joint-Stock Company "First Investment
            Voucher Fund") and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.)
 10.23/a/   Property Management Agreement dated as of May 15, 1996 by and between Open Joint-Stock
            Company "PIOGLOBAL Investment Fund" (formerly Open Joint-Stock Company "First Investment
            Voucher Fund") and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.)
 10.24/a/   Master Lease Agreement dated as of July 1, 1996 by and between Open Joint-Stock Company
            "PIOGLOBAL Investment Fund" (formerly Open Joint-Stock Company "First Investment Voucher
            Fund") and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.)
10.25/a/... Management Agreement dated as of November 24, 1998 by and between Closed Joint-Stock
            Company "Pioneer First" and Open Joint-Stock Company "PIOGLOBAL Investment Fund"
            (formerly Open Joint-Stock Company "First Investment Voucher Fund"), as amended
            December 13, 1998
    10.26   [Reserved]
    10.27   [Reserved]
    10.28   [Reserved]
    10.29   [Reserved]
    10.30   [Reserved]
    10.31   [Reserved]
 10.32/a/   Agreement on Lease of Timber Tracts dated as of March 10, 1998 by and between Vysokogorny
            Leskhoz and Closed Joint-Stock Company "Forest-Starma"
 10.33/a/   Agreement on Lease of Timber Tracts dated as of March 13, 1998 by and between Tumninsky
            Leskhoz and Closed Joint-Stock Company "Forest-Starma"

Exhibit
 Number                                               Description
 ------                                               -----------
 10.34/a/   License No. 11 for Long-Term Use (Lease) of Timber Tracts in the Khabarovsk Territory dated as of
            January 12, 1998 issued by the Federal Timber Service of Russia to Closed Joint-Stock Company
            "Forest-Starma"
 10.35/a/   License No. 18 for Long-Term Use (Lease) of Timber Tracts in the Khabarovsk Territory dated as of
            November 15, 1997 issued by the Federal Timber Service of Russia to Closed Joint-Stock Company
            "Forest-Starma"
 10.36/a/   License No. 19 for Long-Term Use (Lease) of Timber Tracts in the Khabarovsk Territory dated as of
            November 15, 1997 issued by the Federal Timber Service of Russia to Closed Joint-Stock Company
            "Forest-Starma"
    10.37   [Reserved]
    10.38   [Reserved]
    10.39   [Reserved]
    10.40   [Reserved]
    10.41   [Reserved]
    10.42   [Reserved]
 10.43/a/   Services Agreement dated as of January 5, 1994 by and between The Pioneer Group, Inc. and Closed
            Joint-Stock Company "Forest-Starma"
 10.44/a/   Assignment Agreement dated as of May 16, 2000 by and among Pioneer Forest, LLC, The Pioneer
            Group, Inc. and Closed Joint-Stock Company "Forest-Starma"
 10.45/a/   Services and Professional Personal Secondment Agreement dated as of April 1, 1996 by and between
            PIOGlobal Corporation and Joint-Stock Company "Forest-Starma"
 10.46/a/   Contract No. RU/10325105/30198 dated as of July 15, 1998 by and between Pioneer Forest, Inc. and
            Closed Joint-Stock Company "Forest-Starma"
 10.47/a/   License Series DMT 1008 No. 003930 dated as of July 1, 1996 issued by the Ministry of
            Transportation of the Russian Federation to Closed Joint-Stock Company "Forest-Starma"
 10.48/a/   Contract No. 11/2000 On Fuel Delivery dated as of February 3, 2000 by and between Closed Joint-
            Stock Company "Transbunker-Trading" and Closed Joint-Stock Company "Forest-Starma"
 10.49/a/   Shareholders Agreement dated as of October 16, 1996 by and among Pioneer First Russia, Inc.,
            Pioglobal Omega, L.L.C. (formerly Pioneer Omega, Inc.) and International Finance Corporation
 10.50/a/   Put and Call Agreement dated as of October 16, 1996 by and among Pioneer First Russia, Inc.,
            Pioglobal Omega, L.L.C. (formerly Pioneer Omega, Inc.) and International Finance Corporation
 10.51/a/   Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the
            Moscow Government and Open Joint-Stock Company "PIOGLOBAL Investment Fund" (formerly
            Open Joint-Stock Company "First Investment Voucher Fund"), as amended February 14, 2000 by
            Supplemental Agreement No. 7
 10.52/a/   Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company
            "PIOGLOBAL Investment Fund" (formerly Open Joint-Stock Company "First Investment Voucher
            Fund") and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.)
    10.53   [Reserved]
    10.54   [Reserved]
10.55/b*/   Form of Employment Agreement by and between Calypso Management LLC and Stephen G. Kasnet
10.56/b*/   Form of Employment Agreement by and between Calypso Management LLC and Donald H. Hunter
10.57/g#/   Guaranty, dated as of March 12, 2001, issued by Harbor Global Company Ltd. in favor of Rayonier
            Inc.
10.58/g#/   Addendum No. 1, dated as of March 12, 2001, to Log Sales Contract No. 11-21-01 dated
            November 27, 2000 by and between Closed Joint-Stock Company "Forest-Starma" and
            Rayonier Inc.
10.59/g#/   Agreement on Pledge of Goods in Circulation dated as of March 12, 2001 by and between Closed
            Joint-Stock Company Forest-Starma and Rayonier Inc.

 Exhibit
 Number                                                Description
 ------                                                -----------
    10.60   [Reserved]
    10.61   [Reserved]
 10.62/e/   Termination Agreement dated as of April 06, 2001 by and between European Bank for
            Reconstruction and Development, Cadim Servotech B.V., Vienna Leas International S. A.,
            Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki Polskiej, Pioneer
            Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA, L.L.C. and
            Pioneer Polski Fundusz Nieruchomosci S. A.
    10.63   [Reserved]
 10.64/h/   Delivery Contract #DT1 dated June 25, 2001 between Turner Equipment Services LTD and JSC
            "Forest-Starma"
 10.65/h/   Delivery Contract #30199 dated July 15, 2001 between Pioneer Forest, Inc. and JSC "Forest-Starma"
 10.66/j/   Addendum No. 2 dated April 25, 2001 to Log Sales Contract No. 11-21-01 dated November 27, 2000 by and between Closed Joint-Stock Company "Forest-Starma" and Rayonier Inc.
 10.67/j/   Addendum #3 dated May 10, 2001 to Log Sales Contract No. 11-21-01 dated November 27, 2000 by and between Closed Joint-Stock Company "Forest-Starma" and Rayonier Inc.
10.68/j#/   Supplemental Agreement No. 4 dated November 1, 2001 to Contract #11-2-01 dated November 27,
            2000 by and between Closed Joint-Stock Company "Forest-Starma" and Rayonier Inc.
10.69/j#/   Supplemental Agreement No. 5 dated January 15, 2002 to Contract # 11-21-01 dated November 27,
            2000 by and between Closed Joint-Stock Company "Forest-Starma" and Rayonier Inc.
 10.70/j/   Assignment Agreement dated November 16, 2001 by and among FM, LLC, PIOGlobal Corporation and Closed Joint-Stock Company "Forest-Starma"
 10.71/j/   Assignment Agreement dated November 16, 2001 by and among FM, LLC and PIOGlobal
            Corporation
 10.72/j/   Assignment Agreement dated January 23, 2002 by and among Pioglobal Forest, L.L.C., Pioneer
            Forest, Inc. and Closed Joint-Stock Company "Forest-Starma"
 10.73/j/   Amendment to Limited Partnership Agreement dated October 18, 2001 by and Pioneer Poland GP
            Limited Partnership, Pioglobal Poland U.S. (Jersey) Limited and Harbor Global II Ltd.
 10.74/j/   Amendment to Amended and Restated Limited Partnership Agreement dated October 18, 2001 by and among Pioneer Poland GP Limited Partnership, Pioglobal Poland U.S. (Jersey) Limited and
            Harbor Global II Ltd.
 10.75/j/   Timber Lease Agreement dated September 20, 2000 between Kerbinsky Leskhoz and JSC "Forest-
            Starma"
 10.76/j/   Supplemental Agreement dated May 30, 2001 to Timber Lease Agreement dated September 20, 2000 between Kerbinsky Leskhoz and JSC "Forest-Starma"
 10.77/j/   Extract from the Minutes No. 14 of the Meeting of the Territorial Forest Use Commission dated
            September 15, 2000
 10.78/j/   Extract from the Minutes No. 14 of the Meeting of the Forest Use Commission dated September 15,
            2001
 10.79/j/   Extract from the Minutes No. 6 of the Meeting of the Territorial Forest Use Commission dated
            July 13, 2001
10.80/j#/   Log Sales Contract No. 01-02-02 dated January 2, 2002 by and between Closed Joint-Stock
            Company "Forest-Starma" and Rayonier Inc.
10.81/j#/   Letter Agreement dated January 2, 2002 by and between Rayonier Inc. and Closed Joint-Stock
            Company "Forest-Starma"
10.82/j#/   Guaranty, dated as of January 2, 2002, issued by Harbor Global Company Ltd. in favor of Rayonier
            Inc.
10.83/j#/   Addendum No. 1 dated January 2, 2002 to Log Sales Contract No. 01-02-02 dated January 2, 2002 by and between Closed Joint-Stock Company "Forest-Starma" and Rayonier Inc.
10.84/j#/   Agreement on Pledge of Goods in Circulation dated as of January 2, 2002 by and between Closed
            Joint-Stock Company "Forest-Starma" and Rayonier Inc.

           Exhibit
           Number                     Description
           ------                     -----------
           16.1/c/ Letter of Arthur Andersen LLP
           21.1/j/ List of Subsidiaries of Harbor Global Company Ltd.
           99.1/j/ Letter to Commission Pursuant to Temporary Note 3T

--------
/j/  Filed herewith.
/i/ Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2001.
/h/ Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on August 6, 2001.
/g/ Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on May 10, 2001, as amended by Harbor Global Company Ltd.'s Report on Form 10-QA (file number 0-30889) filed on May 25, 2001.
/f/ Incorporated by reference to Harbor Global Company Ltd.'s Annual Report on Form 10-K (file number 000-30889) filed on March 28, 2001.
/e/ Incorporated by reference to Harbor Global's Report on Form 8-K (file number 000-30889) filed on April 11, 2001.
/d/ Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
/c/ Incorporated by reference to Harbor Global's Report on Form 8-K (file number 0-30889) filed on October 26, 2000.
/b/ Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.'s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
/a/ Incorporated by reference to Harbor Global Company Ltd.'s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
/#/ Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Asterisks (*) denote such omissions.
/*/  Denotes a management contract or compensatory plan or arrangement.
/1/ The Purchase Agreement listed as Exhibit 2.2. refers to the contents of omitted schedules and exhibits described briefly therein. Harbor Global Company Ltd. will supplementally furnish a copy of any omitted schedule or exhibit to the Commission upon request.

(b) Reports on Form 8-K: None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARBOR GLOBAL COMPANY LTD.

   Dated: March 26, 2002
                                               By:  /s/  DONALD H. HUNTER
                                         --------------------------------------
                                                     Donald H. Hunter,
                                                  Chief Operating Officer
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signature                     Title                   Date
            ---------                     -----                   ----

     /s/  STEPHEN G. KASNET  Principal Executive Officer     March 26, 2002
     -----------------------
        Stephen G. Kasnet

      /s/  DONALD H. HUNTER  Principal Operating Officer,    March 26, 2002
     ----------------------- Principal Financial Officer and
        Donald H. Hunter     Principal Accounting Officer

     /s/  JOHN F. COGAN, JR. Director                        March 26, 2002
     -----------------------
       John F. Cogan, Jr.

     /s/  JOHN D. CURTIN JR. Director                        March 26, 2002
     -----------------------
       John D. Curtin Jr.

      /s/  W. REID SANDERS   Director                        March 26, 2002
     -----------------------
         W. Reid Sanders

     /s/  JOHN H. VALENTINE  Director                        March 26, 2002
     -----------------------
        John H. Valentine

                          HARBOR GLOBAL COMPANY LTD.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report....................................................................... F-1
Report of Independent Public Accountants........................................................... F-2
Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999................ F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000....................................... F-4
Consolidated Statements of Changes in Stockholders' Equity--Years Ended December 31, 2001, 2000 and
  1999............................................................................................. F-5
Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999................ F-6
Notes to Consolidated Financial Statements......................................................... F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Harbor Global Company Limited
Boston, MA

   We have audited the accompanying consolidated balance sheets of Harbor Global Company Limited (a Bermuda limited duration company) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1999, before the reclassification of discontinued operations as described in Notes 16 and 17 to the financial statements, were audited by other auditors whose report, dated June 9, 2000 and updated for subsequent events to August 21, 2000, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such 2001 and 2000 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   We also audited the adjustments described in Notes 16 and 17 that were applied to reclassify the 1999 consolidated statements of operations and cash flows, and disclosures of 1999 segment information in the accompanying consolidated financial statements to give retroactive effect to the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP

February 5, 2002
(March 5, 2002 as to Note 16)

                   Report of Independent Public Accountants

To Harbor Global Company Ltd.:

   We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Harbor Global Company Ltd. (a Bermuda limited duration company) for the year ended December 31, 1999 prior to the presentation of the Russian Timber operations as a discontinued operation as described in Note 16 to the restated financial statements included on pages 35-53. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 9, 2000

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Years Ended December 31, 2001, 2000 and 1999

                                                                                           2001      2000      1999
                                                                                         --------  --------  --------
                                                                                             (In Thousands Except
                                                                                              Per Share Amounts)
Revenues:
    Real Estate Rental Revenue.......................................................... $  6,630  $  8,211  $  9,495
    Service and Other Revenue...........................................................    5,667     3,201     4,229
                                                                                         --------  --------  --------
       Total Revenues...................................................................   12,297    11,412    13,724
Operating Expenses:
    Salary and Benefit Expenses.........................................................   (3,161)   (4,189)   (3,814)
    Facility Expenses...................................................................   (1,294)   (1,368)   (1,489)
    Building and Property Management Expenses...........................................   (2,628)   (2,073)   (2,350)
    Management Fee Expense..............................................................   (4,116)     (853)       --
    Other Expenses......................................................................   (6,590)   (6,937)   (5,624)
    Allocation of Former Parent Company Costs...........................................       --    (5,741)   (6,265)
                                                                                         --------  --------  --------
       Total Operating Expenses.........................................................  (17,789)  (21,161)  (19,542)
                                                                                         --------  --------  --------
       Loss from Operations.............................................................   (5,492)   (9,749)   (5,818)
Other Income (Expense):
    Net Unrealized and Realized Gains on Securities.....................................    9,084    21,525     2,095
    Write-down of Venture Capital Investments...........................................   (5,283)  (18,159)       --
    Gain on Sale of Tas-Yurjah..........................................................    7,303        --        --
    Write-Off of Investment in Polish Real Estate Fund..................................   (1,875)       --        --
    Loss on Sale of Venture Capital General Partnership.................................     (680)       --        --
    Interest Expense....................................................................       --        (1)       (7)
                                                                                         --------  --------  --------
       Total Other Income...............................................................    8,549     3,365     2,088
       Income (Loss) from Continuing Operations before Provision for Income Taxes
        and Minority Interest and Equity Loss on Investment.............................    3,057    (6,384)   (3,730)
Provision for Income Taxes..............................................................   (3,414)   (8,003)   (1,437)
                                                                                         --------  --------  --------
       Loss from Continuing Operations before Minority Interest and Equity Loss on
        Investment......................................................................     (357)  (14,387)   (5,167)
Minority Interest Income (Expense)......................................................    3,491    10,498    (1,438)
Equity Loss on Venture Capital Investments..............................................     (757)       --        --
                                                                                         --------  --------  --------
       Net Income (Loss) from Continuing Operations Before Discontinued Operations
        and Cumulative Effect of a Change in Accounting Principle.......................    2,377    (3,889)   (6,605)
Discontinued Operations:
Net Loss from Operations................................................................   (3,056)   (6,147)  (26,095)
Loss on Disposal........................................................................   (8,253)       --        --
                                                                                         --------  --------  --------
       Net Loss Before Cumulative Effect Of a Change in Accounting Principle............   (8,932)  (10,036)  (32,700)
Cumulative Effect of Change in Accounting Principle.....................................       --        --   (11,371)
                                                                                         --------  --------  --------
       Net Loss......................................................................... $ (8,932) $(10,036) $(44,071)
                                                                                         ========  ========  ========
Earnings (Loss) Per Share:
Continuing Operations:
Basic and Diluted Earnings (Loss) Per Share............................................. $   0.42  $  (0.69) $  (1.17)
Discontinued Operations--Basic and Diluted Loss Per Share...............................    (2.00)    (1.09)    (4.62)
Cumulative Effect of Change in Accounting Principle--Basic and Diluted Loss Per Share...       --        --     (2.02)
                                                                                         --------  --------  --------
Basic and Diluted Net Loss Per Share.................................................... $  (1.58) $  (1.78) $  (7.81)
                                                                                         ========  ========  ========
Weighted Average Basic and Diluted Shares Outstanding...................................    5,644     5,643     5,643

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 AND 2000

                                                                                      2001      2000
                                                                                    --------  --------
                                                                                      (In Thousands)
ASSETS
Cash and Cash Equivalents.......................................................... $  4,660  $ 23,786
Restricted Cash....................................................................    4,440       382
Marketable Securities..............................................................   19,653     5,321
Accounts Receivable................................................................      469     1,418
Other Current Assets...............................................................      940       751
Net Current Assets of Discontinued Operations......................................    6,479        --
                                                                                    --------  --------
 Total Current Assets..............................................................   36,641    31,658
Long-term Restricted Cash and Investments..........................................    5,000     6,820
Polish Venture Capital Investment..................................................    1,235    31,964
Marketable Securities..............................................................   18,800     5,665
Long-term Investments..............................................................    5,322    11,738
Building...........................................................................   23,370    23,965
Other Long-term Assets.............................................................    1,022     2,824
Note Receivable....................................................................    9,229    10,593
Net Non-current Assets of Discontinued Operations..................................       --    17,043
Goodwill...........................................................................      953     1,239
                                                                                    --------  --------
 Total Assets...................................................................... $101,572  $143,509
                                                                                    ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable................................................................... $  1,299  $  1,821
Dividends Payable..................................................................    2,549        --
Accrued Expenses...................................................................    2,403     3,355
Accrued Fees Payable to Calypso Management.........................................    2,160       462
Amount Due to Officer on Compensation Liability....................................    1,800        --
Foreign Taxes Payable..............................................................    2,162     4,238
                                                                                    --------  --------
 Total Current Liabilities.........................................................   12,373     9,876
Amount Due to Officer on Compensation Liability....................................       --     1,800
Deferred Taxes.....................................................................    2,086        --
Note Payable.......................................................................    5,000     5,000
                                                                                    --------  --------
 Total Liabilities.................................................................   19,459    16,676
Minority Interest..................................................................   25,480    51,577
STOCKHOLDERS' EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,649,311 and 5,643,311 shares issued and outstanding as of December 31, 2001 and 2000,
  respectively.....................................................................       14        14
Preferred shares par value $.01 per share; authorized 1,000,000 shares; none issued       --        --
Paid-in Capital....................................................................   62,768    75,763
Accumulated Deficit................................................................   (9,453)     (521)
Other Comprehensive Income.........................................................
 Net Unrealized Gains on Available for Sale Marketable Securities..................    3,304        --
                                                                                    --------  --------
 Total Stockholders' Equity........................................................   56,633    75,256
                                                                                    --------  --------
 Total Liabilities and Stockholders' Equity........................................ $101,572  $143,509
                                                                                    ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                 Former
                                 Common Shares                   Parent                 Accumulated      Total
                              --------------------               Company                   Other     Stockholders'
                               Shares                 Paid-in    Equity    Accumulated Comprehensive    Equity
                               Issued   Amount    Par Capital   (Deficit)    Deficit      Income       (Deficit)
                              --------- ------    --- --------  ---------  ----------- ------------- -------------
                                                            Dollars in Thousands
Balance, January 1, 1999.....                                   ($ 28,752)                             ($ 28,752)
Net Loss.....................                                     (44,071)                               (44,071)
Former Parent Company
 Investment..................                                      14,633                                 14,633
                                                                ---------                              ---------
Balance, December 31, 1999...                                     (58,190)                               (58,190)
Net Loss to Contribution Date
 October 24, 2000............                                      (9,515)                                (9,515)
Former Parent Company
 Investment and Forgiveness
 of Payables to Affiliates...                                     143,468                                143,468
                                                                ---------                              ---------
Balance to Contribution Date.                                      75,763                                 75,763
Former Parent Company
 Contribution................                         $ 75,763    (75,763)                                    --
Shares Issued................ 5,643,311 $   --    $14                                                         14
Net Loss Subsequent to
 Contribution Date...........                                                $  (521)                       (521)
                                                  --- --------  ---------    -------                   ---------
Balance, December 31, 2000...                      14   75,763         --       (521)                     75,256
Shares Issued................     6,000 $   --     --       55                                                55
Net Loss.....................                                                 (8,932)                     (8,932)
Other Comprehensive Income
 Gains on Marketable
 Securities, net of deferred
 Taxes of $2,086,000)........                                                             $3,304           3,304
Distribution.................                          (13,050)                                          (13,050)
                              ---------           --- --------  ---------    -------      ------       ---------
Balance, December 31, 2001... 5,649,311           $14 $ 62,768   $     --    $(9,453)     $3,304        $ 56,633

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Years Ended December 31, 2001, 2000 and 1999


                                                                                        2001      2000      1999
                                                                                      --------  --------  --------
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
  Net Loss........................................................................... $ (8,932) $(10,036) $(44,071)
  Net Loss of Discontinued Operations................................................  (11,309)   (6,147)  (26,095)
  Cumulative Effect of Change in Accounting Principle................................       --        --   (11,371)
                                                                                      --------  --------  --------
       Net Income (Loss) from Continuing Operations..................................    2,377    (3,889)   (6,605)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
  Depreciation and Amortization......................................................    1,126     1,165     1,208
  Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-
   term Investments, Net.............................................................   (1,981)   (3,366)   (2,095)
  (Gains) Losses on Other Investments................................................       --      (420)       81
  Gain on Sale of Tas-Yurjah.........................................................   (7,303)       --        --
  Write-Off of Investment in Polish Real Estate Fund.................................    1,875        --        --
  Cash Costs of Polish Real Estate Fund Liquidation..................................   (1,590)       --        --
  Loss on Sale of Venture Capital General Partnership................................      680        --        --
  Minority Interest (Expense) Income.................................................   (3,491)  (10,498)    1,438
  Non-cash Interest Income on Note Receivable........................................   (1,136)     (322)       --
  Allocation of Former Parent Company Costs..........................................       --     5,741     6,265
  Interest Earned on Restricted Cash.................................................      (59)      (32)       --
  Non-Cash Expense from Common Shares Issued.........................................       55        --        --
Changes in Operating Assets and Liabilities--
  Other Current Assets...............................................................  (13,981)   (5,783)    1,333
  Other Long-term Assets.............................................................    6,346    (6,011)      689
  Accrued Expenses and Accounts Payable..............................................   (1,636)     (370)     (696)
                                                                                      --------  --------  --------
       Total Adjustments and Changes in Operating Assets and Liabilities.............  (21,095)  (19,896)    8,223
                                                                                      --------  --------  --------
       Net Cash (Used in) Provided by Continuing Operating Activities................  (18,718)  (23,785)    1,618
                                                                                      --------  --------  --------
       Net Cash (Used in) Provided by Discontinued Operations........................     (745)    4,040    (2,345)
                                                                                      --------  --------  --------
Cash Flows from Investing Activities:
  Additions to Building..............................................................      (81)      (77)     (556)
  Purchase of Long-term Investments..................................................   (9,505)  (14,196)     (189)
  Proceeds from Sale of Long-term Investments........................................   13,199    31,115       768
  Net Proceeds from Polish Venture Capital Investing Activities......................   -1,836       970       802
  Net Proceeds from Sale of Tas-Yurjah...............................................    8,255        --        --
  Net Out Flow from Sale of Venture Capital General Partnership......................     (459)       --        --
  Proceeds from Payment on Note Receivable...........................................    2,500        --        --
                                                                                      --------  --------  --------
       Net Cash Provided by Investing Activities.....................................   15,745    17,812       825
                                                                                      --------  --------  --------
Cash Flows from Financing Activities:
  Distributions Paid.................................................................  (13,050)       --        --
  Dividends Paid.....................................................................     (168)       --        --
  Capital Contributions..............................................................       --        --     3,202
  Due to Affiliates, Net.............................................................       --     1,508    (2,778)
  Amounts Invested by Limited Partners of Venture Capital Subsidiary.................       --       950       475
  Repayment of Notes Payable.........................................................       --        --      (459)
  Distribution from Former Parent Company............................................       --    19,111        --
  Reclassification of Restricted Cash................................................   (2,190)      880       633
                                                                                      --------  --------  --------
       Net Cash (Used In) Provided by Financing Activities...........................  (15,408)   22,449     1,073
                                                                                      --------  --------  --------
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents........       --        14        12
Net (Decrease) Increase in Cash and Cash Equivalents.................................  (19,126)   20,530     1,183
                                                                                      --------  --------  --------
Cash and Cash Equivalents, Beginning of Period.......................................   23,786     3,256     2,073
                                                                                      --------  --------  --------
Cash and Cash Equivalents, End of Period............................................. $  4,660  $ 23,786  $  3,256
                                                                                      ========  ========  ========
Income Taxes Paid.................................................................... $  5,490  $  5,309  $    870

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


(1)  BACKGROUND AND BASIS OF PRESENTATION

  Background

   Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was formed in May 2000 as a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer"), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the Merger Agreement and the Distribution Agreement and, on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

   The Company's assets primarily consist of the following: Russian real estate management and investment management operations; Polish venture capital investment; real estate management operations; and its other assets and operations ("Other"). Other includes remaining assets and liabilities of discontinued businesses, approximately $20.0 million in cash and cash equivalents and marketable securities held directly by Harbor Global of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer. Other also includes a non-interest-bearing promissory note with an original face value of $13.8 million and a balance outstanding of $11.3 million, payable to Pioglobal Goldfields II Limited, a wholly-owned subsidiary of the Company.

   Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global's memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before October 24, 2005, the Harbor Global Board of Directors, at its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one year periods.

  Basis Of Presentation

   In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the results of operations for the years ended December 31 2001, 2000 and 1999, the financial position as of December 31, 2001 and 2000 and cash flows for the years ended December 31, 2001, 2000 and 1999.

   The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company's businesses. The historical consolidated financial statements for the years ended December 31, 2000 and 1999 include allocations of certain Pioneer expenses relating to the Company's businesses that were transferred to the Company from Pioneer. These costs are included in the Statement of Operations as costs allocated by the former parent and include an allocation of indirect costs such as legal, finance and human resources and direct costs such as salary and benefit costs of Pioneer employees who worked exclusively for the Company, travel and political risk insurance. The cost of the services charged to the Company is not necessarily indicative of the costs that would have been

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these functions using its own resources or purchased services.

   Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax expenses have been and will be borne by its shareholders.

   The income tax provisions and deferred taxes included in the accompanying consolidated financial statements relate to the Company's corporate subsidiaries that are located primarily in Russia.

   The consolidated financial statements included herein may not necessarily reflect the consolidated results of operations, financial position, and cash flows of the Company if it had been a separate, stand-alone entity for the periods presented prior to the Spin-Off.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

  Consolidation

   The accompanying consolidated financial statements include the Company's wholly-owned and majority-owned subsidiaries and certain partnerships that it controlled. Intercompany transactions and balances have been eliminated. For the years ended December 31, 2000 and 1999, the Company fully consolidated Pioneer Poland U.S., L.P. and Pioneer Poland UK, L.P. (collectively, the "Pioneer Poland Fund"), in which the Company's ownership interests are 7.2% and 9.2%, respectively. As a holder of a 59.5% general partnership interest in the general partner of the Pioneer Poland Fund, the Company could not be removed as general partner and had absolute and unilateral authority to make investment decisions and to declare, or not to declare, distributions of partnership income to the partners. Effective November 2001, the Company sold its general partnership interest and as a result, from this date ceased to fully consolidate the Pioneer Poland Fund. The Company now reports its approximately 8% limited partnership interest in the Pioneer Poland Fund on the equity basis of accounting.

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of investments of Open Joint-Stock Company "PIOGLOBAL Investment Fund" ("PIOGLOBAL Investment Fund", formerly Open Joint-Stock Company "Pioneer First Investment Fund") and venture capital investments.

  Revenue Recognition

   Real estate rental revenue is recorded monthly over the terms of the leases. Service and other revenue includes investment management, shareholder services, trustee and other fees as well as interest income. Service revenue is recorded as income during the period in which services are performed. Other income is recorded when earned. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price is fixed or determinable and collectibility is reasonably assured.

  Management Fee

   The Company entered into an administration and liquidation agreement with Calypso Management LLC ("the Manager"), under which the Manager manages the liquidation of the Company and operates the Company's assets as going concern businesses until they are liquidated. The Company pays the expenses of the Manager

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company's shareholders. The Company incurs management fees on a monthly basis related to the reimbursement of expenses and accrues management fees related to the distribution of proceeds at the earlier of (1) the formal declaration by the Board of Directors of a distribution or (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. See Note 13 for further discussion of this related party arrangement.

  Cash And Cash Equivalents

   All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. All highly liquid investments purchased with a maturity of greater than three months are classified under marketable securities.

  Goodwill

   Harbor Global acquired its Russian real estate management and investment management operations in 1995 for approximately $20,000,000. At inception, the excess of the purchase price over the estimated fair value of the assets approximated $2,858,000. As of December 31, 2001 and 2000, goodwill totaled approximately $953,000 and $1,239,000, respectively, and is being amortized over 10 years. Amortization expense was approximately $286,000 for 2001 and $285,000 for 2000 and 1999. At December 31, 2001 and 2000, the accumulated amortization of goodwill was approximately $1,905,000 and $1,619,000, respectively.

  Polish Venture Capital Investment

   No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Pioneer Poland Fund's management. For the year ended December 31, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $6,040,000, of which approximately $5,283,000 was recorded through October 31, 2001. Through this date the Company fully consolidated the Pioneer Poland Fund. Approximately 92% of the write-downs through October 31, 2001 were attributable to minority shareholders. Between October 31, 2001 and December 31, 2001, the Company wrote-down its investment by $757,000, comprising its approximately 8% equity share of write-downs occurring during that period. For the year ended December 31, 2000 the Company fully consolidated the Pioneer Poland Fund and wrote-down the underlying portfolio investments by approximately $18,159,000; however, a majority of these write-downs, approximately 92%, were attributable to minority shareholders. There were no write-downs for the year ended December 31, 1999.

  Russian Investments

   Russian investments consist of equity securities held in the portfolio of the PIOGLOBAL Investment Fund. Such securities are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Inasmuch as the breadth and scope of the Russian securities markets had not developed to certain quantifiable levels, these equity securities had previously been classified as long-term investments and carried at cost with adjustments made for any other-than-temporary impairment in value.

   In the third quarter 2001, management determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded in stockholder's equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. For Russian investments that do not meet its liquidity requirements, the Company continues to classify these securities as

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

long-term investments and carry such investments at cost with adjustments made for other-than-temporary impairment. Of the Company's Russian investment portfolio, approximately $18.8 million is carried at quoted market prices at December 31, 2001.

  Building

   The building represents an office building in Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years.

  Valuation Of Financial Instruments

   Financial instruments consist primarily of cash and cash equivalents, note receivable, marketable securities, accounts payable and note payable. The Company considers the available market quotations when estimating fair value of financial instruments. As stated in the accompanying consolidated balance sheets, except for certain marketable securities and the note receivable, the carrying values of the Company's financial instruments approximate fair value.

   Marketable securities primarily consist of foreign equity securities characterized as available-for-sale and recorded at fair value pursuant to SFAS 115, foreign government bonds which approximate fair value and U.S. treasury bills. Pursuant to SFAS 115, foreign government bonds and U.S. treasury bills are characterized as held-to-maturity and are carried at cost. At December 31, 2001, the carrying value of the U.S. treasury bills, which are recorded in short-term marketable securities and long-term restricted cash and investments, was approximately $16,828,000. Based on available market quotations, the fair value of the U.S. treasury bills exceeded their carrying value by approximately $473,000. At December 31, 2000 the fair value of the U.S. treasury bills approximated their carrying value.

   The Company's note receivable is carried at cost. At December 31, 2001, the fair value of the Company's note receivable was approximately $10,082,000, which exceeded the carrying value by approximately $853,000 based on management's best estimate using discounted projected cash flows. At December 31, 2000, management estimated that the fair value of the note receivable approximated its carrying value.

  Foreign Currency Translation

   Generally, the Company's operations are conducted in Russia, which has a highly inflationary economy and, as a result, the functional currency used for the Company's Russian subsidiaries is currently the U.S. dollar. For those entities, the translation gains and losses that result from remeasuring into the U.S. dollar for reporting purposes are included in the accompanying consolidated statements of operations. The net foreign currency losses in the statement of operations were approximately $489,000 in 2001, $288,000 in 2000, and $135,000 in 1999.

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

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001


   In 1999, the Company performed an analysis in accordance with the provisions of SFAS No. 121 related to assets to be disposed. An estimate of fair market value that was based upon, among other items, a recent appraisal and an estimate of selling costs was used in the analysis. Based upon the decline in value, the Company recorded a $15.3 million reduction in the carrying value of the timber project, which is included in net loss from discontinued operations.

  Concentration Of Risk

   The Company's operations are generally concentrated in Russia. The Company endeavors to mitigate its exposure by performing ongoing evaluations of its Russian subsidiaries and investments. The Company does not maintain political risk insurance for any of its businesses.

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

   The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets regardless of when those assets were initially recognized. In January 2002, the Company will cease to amortize goodwill of approximately $286,000 per annum. The Company does not believe that adopting SFAS No. 142 will have a material impact on its financial statements.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The Company does not believe that adopting SFAS No. 144 will have a material impact on its financial statements.

(3)  STOCKHOLDERS' EQUITY

   On August 15, 2000, the Company effected a four-for-one share split which increased its authorized share capital from 12,000,000 common shares, par value $.01 per share, to 48,000,000 common shares, par value $.0025 per share. All common share and per share data in the accompanying consolidated financial statements reflect the share split.

(4)  EARNINGS (LOSS) PER SHARE

   Basic and diluted earnings (loss) per share ("EPS") is computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001


(5)  BUILDING

   The cost and the accumulated depreciation for the building is as follows:

                                             2001     2000
                                            -------  -------
                                             (in thousands)
                   Building Cost........... $26,709  $26,627
                   Accumulated Depreciation  (3,339)  (2,662)
                                            -------  -------
                                            $23,370  $23,965
                                            =======  =======

(6)  POLISH VENTURE CAPITAL INVESTMENT

   The Company's long-term venture capital investment consists of the following:

                                                            December 31,
                                                           --------------
                                                            2001   2000
                                                           ------ -------
                                                           (in thousands)
      Cash Restricted for Future Investment Purposes...... $   -- $ 4,000
      Venture Capital Investments at Cost, Less Impairment     --  27,964
      Equity Investment in Pioneer Poland Fund............  1,235      --
                                                           ------ -------
                                                           $1,235 $31,964
                                                           ====== =======

(7)  NOTE RECEIVABLE

   As part of the Spin-off, Harbor Global succeeded to Pioneer's rights and obligations relative to Pioneer's earlier sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited. In connection with the sale to Ashanti, each of Pioglobal Goldfields II and Pioneer agreed to indemnify Ashanti for the breach of any representation or warranty of Pioglobal Goldfields II contained in the purchase agreement for an amount not to exceed the total purchase price actually paid by Ashanti to Pioglobal Goldfields II under the purchase agreement. The representations and warranties contained in the purchase agreement, other than those relating to tax and environmental issues, survive until June 19, 2002. The tax and environmental representations and warranties survive until June 19, 2005. Under the Distribution Agreement, Harbor Global has agreed to reimburse Pioneer for any liability it incurs in connection with any claim brought by Ashanti for indemnification under the purchase agreement.

   In this connection, Pioneer contributed to the Company all proceeds from the sale of its gold mining operation, including $5.0 million in cash, a $13.8 million non-interest bearing promissory note and the right to receive payments of up to $5.0 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it would return to Pioneer the lesser of $5.0 million or the proceeds received by Pioglobal Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. The foregoing liability is currently recorded as a $5.0 million note payable insomuch as management believes that this is the most likely settlement amount as of the balance sheet date. Additionally, $5.0 million has been set aside to satisfy this liability and is classified as long term restricted cash and investments. The terms of the promissory note obligate Ashanti to pay the face value over five years, with principal amounts of between $2.5 million and $3.75 million due annually.

   During 2001, the Company received $2.5 million from Ashanti and recognized interest income in 2001 and 2000 of approximately $1,136,000 and $321,000, respectively.

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001


(8)  DIVIDENDS PAYABLE
   The dividend payable of approximately $2.6 million at December 31, 2001 represents a payable to minority shareholders of PIOGLOBAL Investment Fund. $2.6 million has been set aside by PIOGLOBAL Investment Fund to satisfy this liability and is classified as restricted cash.

(9)  OTHER EXPENSES

   Other expenses consist of the following:

                                                            December 31,
                                                        --------------------
                                                         2001   2000   1999
                                                        ------ ------ ------
                                                           (in thousands)
   Insurance and Other Taxes........................... $1,964 $2,335 $1,772
   Professional Services...............................  1,491  1,208  1,137
   Realized Losses on Foreign Currency Transactions and
    Translation Losses.................................    489    263    135
   Travel, Subscriptions, and Dues.....................    158    177    471
   Amortization Expense................................    286    285    285
   Telephone and Data Processing.......................    201    178    242
   Selling Expense.....................................    727    130    136
   Other...............................................  1,274  2,361  1,446
                                                        ------ ------ ------
      Total Other Expenses............................. $6,590 $6,937 $5,624
                                                        ====== ====== ======

(10)  INCOME TAXES

   The results of operations of certain subsidiaries of the Company prior to the Spin-off were included in the U.S. federal consolidated tax returns of Pioneer. In the Company's consolidated financial statements, the provision for income taxes includes a provision for its subsidiary operations calculated on the separate-return basis in accordance with the requirements of SFAS No. 109, "Accounting for Income Taxes". The separate return method allocates current and deferred taxes to members of a group by applying the provisions of SFAS No. 109 to each member as if it were a separate taxpayer.

   The following is a summary of the components of income (loss) from continuing operations before provision for income taxes and minority interest for financial reporting purposes:

                                 2001    2000     1999
                                ------  -------  -------
                                     (in thousands)
                       Domestic $3,102  $(4,888) $    --
                       Foreign.    (45)  (1,496)  (3,730)
                                ------  -------  -------
                                $3,057  $(6,384) $(3,730)
                                ======  =======  =======

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

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001


   Pioneer, Harbor Global and Harbor Global II Ltd., a wholly owned subsidiary of the Company, entered into a tax separation agreement before consummation of the Spin-Off. Under the tax separation agreement, the Company agreed to indemnify Pioneer for any income tax liabilities relating to the businesses Pioneer transferred to Harbor Global prior to the Spin-Off.

   The components of the provision for foreign income taxes on continuing operations consist of:

                                       2001   2000   1999
                                      ------ ------ ------
                                         (in thousands)
                      Current Foreign $3,414 $8,003 $1,437
                                      ====== ====== ======

   Income taxes, as stated as a percentage of loss from continuing operations before provision for income taxes, are comprised of the following:

                                                   2000    1999
                                                  -----   -----
              Federal Statutory Rate............. (35.0)% (35.0)%
              Losses Incurred with No Tax Benefit 120.0    64.4
              Foreign Rate Differential..........  16.9    12.9
              Temporary Differences Not Benefited   7.5     4.6
              Other..............................  16.0    (8.4)
                                                  -----   -----
               Effective Tax Rate................ 125.4%   38.5%
                                                  =====   =====

   In connection with the Spin-Off in October, 2000, a foreign holding company was established which has been recharacterized as partnership for U.S. tax purposes. Because of its classification as a partnership for United States federal income tax purposes, Harbor Global itself is not subject to United States federal income tax and hence the effective tax rate is zero. Operations in Poland are primarily conducted through partnerships that are not taxable. The income tax provision for 2001 and the deferred taxes included in the accompanying consolidated financial statements for 2001 relate to the Company's corporate subsidiaries that are located primarily in Russia.

   The total income tax provision (benefit) included in the accompanying consolidated statements of operations is as follows:

                                             2001   2000    1999
                                            ------ ------- ------
                                                (in thousands)
             Continuing Operations......... $3,414 $ 8,003 $1,437
             Discontinued Operations.......    375   2,763   (365)
             Change in Accounting Principle     --      --   (249)
                                            ------ ------- ------
                                            $3,789 $10,766 $  823
                                            ====== ======= ======

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

   The tax effects of significant temporary differences are as follows:

                                                     2001    2000
                                                    ------  -----
                                                    (in thousands)
             Current Deferred Tax Asset............ $   --  $ 315
             Less Valuation Allowance..............     --   (315)
                                                    ------  -----
             Net Current Deferred Tax Asset........ $   --  $  --
             Non-Current Deferred Tax Asset........ $   79  $  99
             Less Valuation Allowance..............    (79)   (99)
                                                    ------  -----
             Net Non-Current Deferred Tax Asset....     --     --
             Non-Current Deferred Tax Liability....  2,086     --
                                                    ------  -----
             Net Non-Current Deferred Tax Liability $2,086  $  --
                                                    ======  =====

(11)  MINORITY INTEREST

   The Company's minority interest liability includes the interests of the other equity holders of the Company's consolidated subsidiaries. The liability for each entity is recorded based upon the net book value of that entity at the balance sheet date, except for those instances in which agreements could result in the Company redeeming those interests at amounts greater than their share of the net book value. In those instances, adjustments are made to the liability to reflect the minority equity holders' economic interests under those agreements, refer to Note 14 for further information. As of December 31, 2001 and 2000, the Company's minority interest liability consisted of the following:

                                                      2001    2000
                                                     ------- -------
                                                     (in thousands)
            PIOGLOBAL Investment Fund............... $23,361 $20,830
            Pioneer First Russia....................   2,119   1,960
            The Pioneer Poland Fund--Venture Capital      --  28,787
                                                     ------- -------
                                                     $25,480 $51,577
                                                     ======= =======

(12)   BENEFIT PLANS

   Prior to the Spin-Off, the Company's employees participated in a retirement benefit plan and a savings and investment plan of Pioneer (the "Benefit Plans"), which qualified under Section 401(k) of the Internal Revenue Code. Pioneer made contributions to a trustee, on behalf of eligible employees to fund both Benefit Plans. The contributions allocable to the Company's employees in 2000 and 1999 have been included in the costs and expenses in the accompanying consolidated financial statements. These costs were approximately $45,000 and $164,000 respectively. Following the Spin-Off, the Company's employees are no longer eligible to participate in the Benefit Plans.

(13)  RELATED PARTY TRANSACTIONS

   The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company's President and Chief Executive Officer as well as the Company's Chief Operating Officer and Chief Financial Officer.

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

   Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company's shareholders, generally according to the following schedule:

    . with respect to the first $36 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 10% of such net proceeds;

    . with respect to the next $72 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

    . with respect to any additional net proceeds, Calypso Management shall receive a payment equal to 10% of such net proceeds.

   Net proceeds do not include any unexpended portion of the $19.1 million contributed by Pioneer to Harbor Global at the time of the Spin-Off. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, the Manager is now entitled to share in distributions of $5.4 million of the unexpended cash contributed by Pioneer. In addition, the proceeds received by Pioneer Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed, if any. Any portion of the net proceeds from the liquidation of Harbor Global assets prior to the second anniversary of distribution date to which Calypso Management is entitled will be aggregated and paid to Calypso Management on the second anniversary of the distribution date.

   The Company incurred management fee expenses of approximately $2,666,000 and $853,000 during 2001 and 2000, respectively related to the reimbursement of expenses. Of this management fee, approximately $710,000 and $462,000 was outstanding at December 31, 2001 and 2000, respectively.

   In addition, as of December 31, 2001, the Company recorded $1,450,000 as an additional accrued expense to reflect the amount owed to Calypso Management and payable on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

(14)  COMMITMENTS

   On October 16, 1996, Pioglobal Omega L.L.C. ("Pioglobal Omega"), a wholly-owned subsidiary of the Company, and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioneer First Russia, Inc. ("Pioneer First Russia"), a majority-owned subsidiary of the Company. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC's shares of Pioneer First Russia common stock at a value specified in the agreement. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal Omega will have the right to buy all of the IFC's shares of Pioneer First Russia common stock. The fair value of the obligation to buy back IFC's shares is currently less than the minority interest obligation.

   Under the administration and liquidation agreement, Harbor Global is obligated to pay a $1.8 million signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, on October 24, 2002. The Company maintains in $1.8 million in restricted cash to satisfy this liability. The obligation is reflected on the balance sheet as amount due to officer on compensation liability.

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

   Operating lease expenses were approximately $546,000, $396,000 and $376,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The table below provides information about future operating lease commitments having initial or remaining non cancelable terms in excess of one year.

                      Year Ending December 31,
                      2002.................... $  457,855
                      2003....................    457,855
                      2004....................    457,855
                      2005....................    443,704
                      2006....................    288,011
                      Beyond..................    235,520
                                               ----------
                                               $2,340,800
                                               ==========

(15)  COMPENSATION ARRANGEMENTS

   On October 24, 2001, the Company issued 1,500 shares of its common stock to each of its directors pursuant to, and in accordance with, the Company's Non-Employee Director Share Plan. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-Off date, each director of the Company who is not an employee will be granted and issued 1,500 fully vested common shares in consideration of each non-employee director's future service as a director.

(16)  DISCONTINUED OPERATIONS

   On February 5, 2002, the Company's Board of Directors approved the disposition of the Russian timber operations. Further to this, on March 5, 2002, the Company's Board of Directors approved a minimum acceptable sales price, with a closing to occur in 2002. Management has made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up until the anticipated date of disposal. The Russian timber operations segment consists of the Company's indirect wholly owned subsidiary, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma").

   Accordingly, the operating results of the discontinued Russian timber operations segment have been segregated from the results of continuing operations and are reported separately on the consolidated statement of operations for all periods presented. The assets and liabilities from the Russian timber operations segment are aggregated and reported separately on the consolidated balance sheet for all periods presented as net assets from discontinued operations. The remaining assets at December 31, 2001 consist principally of cash, trade receivables, timber inventory, timber equipment, buildings and a self-constructed port facility.

   The following is a summary of the results of the discontinued operations of the Russian timber segment for the years ended December 31, 2001, 2000 and 1999, respectively:

                                                          Year Ended December 31,
                                                        ---------------------------
                                                          2001     2000      1999
                                                        --------  -------  --------
                                                               (in thousands)
Revenues from Timber Sales............................. $ 16,330  $12,853  $ 14,383
                                                        --------  -------  --------
Loss before Income Taxes...............................   (2,681)  (5,236)  (24,682)
Income Tax Expense.....................................     (375)      --        --
Estimated loss on Disposal of Russian Timber Operations   (8,253)      --        --
                                                        --------  -------  --------
 Net Loss from Discontinued Russian Timber Operations.. $(11,309) $(5,236) $(24,682)
                                                        ========  =======  ========

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001


   Pioneer First Russia's wholly-owned subsidiaries, Closed Joint-Stock Company "Pioneer Securities" and UKS Securities Limited ("UKS Securities"), previously traded in various Russian securities on behalf of customers and, to a lesser extent, on their own account. In 1999, the decision was made by Pioneer First Russia's management to close the operations of these two companies after all transfers of customers' positions were complete. No loss was realized in connection with the closure. In August 2000, the Company completed the liquidation of UKS Securities and, as a result, incurred U.S. income tax expense on the earnings and profits of the liquidated entity.

   Accordingly, the operating results for the Russian brokerage operations have been segregated from the results of continuing operations and are reported separately on the consolidated statements of operations for all periods presented.

   The following is a summary of the results of discontinued operations for the years ended December 31, 2001, 2000, and 1999, respectively for the Russian brokerage operations.

                                                            Year Ended December 31,
                                                            ----------------------
                                                            2001   2000     1999
                                                            ----- -------  -------
                                                                (in thousands)
Revenues from Brokerage.................................... $  -- $    --  $   728
                                                            ----- -------  -------
 Loss before Income Taxes and Minority Interest............    --      --   (2,096)
Gain on Disposition and Insurance Claim Proceeds...........    --   1,647       --
Income Tax (Expense) Benefit...............................    --  (2,763)     365
                                                            ----- -------  -------
 Loss from Discontinued Operations before Minority Interest    --  (1,116)  (1,731)
Minority Interest Income...................................    --     205      318
                                                            ----- -------  -------
 Net Loss from Discontinued Operations..................... $  -- $  (911) $(1,413)
                                                            ===== =======  =======

(17)  FINANCIAL INFORMATION BY BUSINESS SEGMENT (unaudited)

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

   Previously the Company reported its Russian timber operations as a separate segment. However, due to the proposed sale of the segment, the results from the Russian timber operations have been segregated from continuing operations and the segment disclosures previously reported have been reformatted to reflect the Company's continuing segments.

   The Company derives its revenues from the following products and services by segment:

    . Russian Real Estate Management and Investment Management Operations: investment and management services

    .  Polish Venture Capital Investment: venture capital investment

    . Real Estate Management Operations: real estate management services including property management and advisory services

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001


                              SEGMENT DISCLOSURES

                                                                   Russian Real
                                                                      Estate
                                                                    Management         Polish
                                                                       and            Venture   Real Estate
                                                                    Investment        Capital   Management
                                                                    Operations       Investment Operations   Other     Total
                                                                   ------------      ---------- ----------- -------  --------
                                                                   In Thousands as of and for the year ended December 31, 2001
Net Revenues and Sales............................................   $ 8,709          $   136     $ 1,168   $ 2,284  $ 12,297
                                                                     -------          -------     -------   -------  --------
  Income (Loss) before Income Taxes, Minority Interest and Equity
   Loss in Investments............................................     6,733           (7,607)     (3,971)    7,902     3,057
Income Taxes......................................................    (3,396)             (18)         --        --    (3,414)
Minority Interest (Expense) Income................................    (2,453)           5,944          --        --     3,491
Equity Loss on Investment.........................................        --             (757)         --        --      (757)
                                                                     -------          -------     -------   -------  --------
   Net Income (Loss) from Continuing Operations...................   $   884          $(2,438)    $(3,971)  $ 7,902  $  2,377
                                                                     =======          =======     =======   =======  ========
Depreciation and Amortization.....................................   $(1,060)             (11)    $   (55)  $    --  $ (1,126)
                                                                     =======          =======     =======   =======  ========
Write Down of Venture Capital Investment Projects.................   $    --          $(5,283)    $    --   $    --  $ (5,283)
                                                                     =======          =======     =======   =======  ========
Capital Expenditures..............................................   $    81          $    --     $    --   $    --  $     81
                                                                     =======          =======     =======   =======  ========
Total Assets......................................................   $66,276          $ 1,235     $   438   $33,623  $101,572
                                                                     =======          =======     =======   =======  ========

                          ENTERPRISE-WIDE DISCLOSURES
                                (in thousands)

                 2001
                    Revenues from External Customers--
                        Russia......................... $ 9,567
                        Poland.........................     446
                        Other..........................   2,284
                                                        -------
                           Total....................... $12,297
                                                        =======
                    Long-lived Assets
                        Russia......................... $24,325
                        Other..........................   1,387
                                                        -------
                           Total....................... $25,712
                                                        =======

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001



                              SEGMENT DISCLOSURES

                                                           Russian Real
                                                              Estate
                                                            Management         Polish
                                                               and            Venture   Real Estate
                                                            Investment        Capital   Management
                                                            Operations       Investment Operations   Other     Total
                                                           ------------      ---------- ----------- -------  --------
                                                           In Thousands as of and for the year ended December 31, 2000
Net Revenues and Sales....................................   $ 8,999          $    624    $ 1,789   $    --  $ 11,412
                                                             -------          --------    -------   -------  --------
  Income (Loss) before Income Taxes and Minority Interest.    19,111           (20,320)    (3,632)   (1,543)   (6,384)
Income Taxes..............................................    (7,997)               (5)        (1)       --    (8,003)
Minority Interest (Expense) Income........................    (7,189)           17,687         --        --    10,498
                                                             -------          --------    -------   -------  --------
   Net Income (Loss) from Continuing Operations...........   $ 3,925          $ (2,638)   $(3,633)  $(1,543) $ (3,889)
                                                             =======          ========    =======   =======  ========
Depreciation and Amortization.............................   $(1,050)              (13)   $  (102)  $    --  $ (1,165)
                                                             =======          ========    =======   =======  ========
Write Down of Venture Capital Investment Projects.........   $    --          $(18,159)   $    --   $    --  $(18,159)
                                                             =======          ========    =======   =======  ========
Capital Expenditures......................................   $    77          $     --    $    --   $    --  $     77
                                                             =======          ========    =======   =======  ========
Total Assets..............................................   $54,748          $ 33,194    $ 1,034   $54,533  $143,509
                                                             =======          ========    =======   =======  ========

                          ENTERPRISE-WIDE DISCLOSURES
                                (in thousands)

                2000
                   Revenues from External Customers --
                       Russia.......................... $ 8,999
                       Poland..........................   2,398
                       Other...........................      15
                                                        -------
                          Total........................ $11,412
                                                        =======
                   Long-lived Assets
                       Russia.......................... $25,423
                       Poland..........................     465
                       Other...........................     952
                                                        -------
                          Total........................ $26,840
                                                        =======

                          HARBOR GLOBAL COMPANY LTD.

                               December 31, 2001

                              SEGMENT DISCLOSURES

                                                             Russian Real
                                                                Estate
                                                              Management
                                                                 and            Polish
                                                              Investment       Venture   Real Estate
                                                              Management       Capital   Management
                                                              Operations      Investment Operations    Other    Total
                                                             ------------     ---------- ----------- --------  --------
                                                             In Thousands as of and for the Year Ended December 31, 1999
Net Revenues and Sales......................................   $10,386         $ 1,221     $ 1,737   $    380  $ 13,724
                                                               -------         -------     -------   --------  --------
  Income (Loss) before Income Taxes, Minority Interest, and
   Cumulative Effect of Accounting Change...................       839             481      (3,937)    (1,113)   (3,730)
Income Taxes................................................    (1,352)            (17)        (68)        --    (1,437)
Minority Interest Expense...................................      (600)           (838)         --         --    (1,438)
                                                               -------         -------     -------   --------  --------
  Net Loss from Continuing Operations before Change in
   Accounting Principle.....................................    (1,113)           (374)     (4,005)    (1,113)   (6,605)
Cumulative Effect of Change in Accounting Principle.........      (450)           (294)         --    (10,627)  (11,371)
                                                               -------         -------     -------   --------  --------
  Net Loss from Continuing Operations.......................   $(1,563)        $  (668)    $(4,005)  $(11,740) $(17,976)
                                                               =======         =======     =======   ========  ========
Depreciation and Amortization...............................   $(1,073)        $   (12)    $  (119)  $     (4) $ (1,208)
                                                               =======         =======     =======   ========  ========
Capital Expenditures........................................   $   652         $     4     $    --   $     --  $    656
                                                               =======         =======     =======   ========  ========
Total Assets................................................   $37,795         $51,794     $ 1,317   $  8,845  $ 99,751

                          ENTERPRISE-WIDE DISCLOSURES
                                (in thousands)

                 1999
                    Revenues from External Customers--
                        Russia......................... $10,386
                        Poland.........................   2,958
                        Other..........................     380
                                                        -------
                           Total....................... $13,724
                                                        =======
                    Long-lived Assets
                        Russia......................... $25,735
                        Poland.........................     263
                        Other..........................   2,445
                                                        -------
                           Total....................... $28,443
                                                        =======

(18)  SUPPLEMENTARY CASH FLOW INFORMATION

   The following is a summary of the cash flow effects from the sale of formerly consolidated subsidiaries that were sold during the year ended December 31, 2001.

                                                                   2001
                                                                   ----
                                                              (in thousands)
    Assets and Liabilities Sold:
    Cash.....................................................      $ 325
    Restricted Cash..........................................         13
    Accounts Receivable......................................        409
    Long Term Assets.........................................         14
    Accounts Payable.........................................       (201)
    Accrued Expenses.........................................        (15)
                                                                  ------
       Net Assets Sold.......................................      $ 545
                                                                  ======
    Loss on Sale of Subsidiaries.............................     ($ 680)
    Cash Received Net of Cash Given Up and related Sale Costs     ($ 459)

   For the year ended December 31, 2000, the contribution made by Pioneer at the Spin-Off is presented below.

                                                                2000
                                                                ----
                                                           (in thousands)
      Restricted Cash.....................................   $   7,170
      Note Receivable.....................................      10,271
      Accrued Liability...................................        (370)
      Long Term Escrow Liability..........................      (1,800)
      Due to Former Affiliates............................    (134,628)
      Note Payable........................................      (5,000)
      Former Parent Company Investment....................     143,468
                                                             ---------
         Net Cash Distribution from Former Parent Company.   $  19,111
                                                             =========

(19)  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

   Summarized quarterly financial data is presented below.

                                             Year Ended December 31, 2001
                                       ----------------------------------------
                                       1st Qtr. 2nd Qtr.(1) 3rd Qtr. 4th Qtr.(2)
                                       -------- ----------- -------- -----------
                                         (In Thousands Except Per Share Data)
Net Revenues and Sales from Continuing
  Operations..........................  $3,127    $2,785    $ 2,918   $  3,467
Revenues and Sales from Discontinued
  Timber Operations...................     365     6,978      4,313
                                        ------    ------    -------   --------
Net Revenues and Sales as previously
  Reported (3)........................  $3,492    $9,763    $ 7,231
Net (Loss) Income.....................    (709)    5,190     (2,854)   (10,559)
Basic and Diluted Loss per Share:
(Loss) Earnings per Share.............  $(0.13)   $ 0.92    $ (0.50)  $  (1.87)

--------
(1) Second quarter earnings reflects the $7.3 million gain on the sale of Company's gold exploration subsidiary, Tas-Yurjah.
(2) Fourth quarter loss reflects the estimated $5.5 million loss on disposal of the Russian timber operations segment.
(3) The operating results of the discontinued Russian timber operations segment have been segregated from the results of continuing operations and are reported separately on the consolidated statement of operations. Refer to footnote 16.

                                             Year Ended December 31, 2000
                                        -------------------------------------
                                        1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.(1)
                                        -------- -------- -------- -----------
                                         (In Thousands Except Per Share Data)
 Net Revenues and Sales from Continuing
   Operations.......................... $ 2,819  $ 2,646  $ 3,530    $2,417
 Revenues and Sales from Discontinued
   Timber Operations...................      --    5,325    3,908     3,620
                                        -------  -------  -------    ------
 Net Revenues and Sales as previously
   Reported (2)........................ $ 2,819  $ 7,971  $ 7,438    $6,037
 Net Loss..............................  (2,132)  (2,335)  (5,048)     (521)
 Basic and Diluted Loss per Share:
 Loss per Share........................ $ (0.38) $ (0.41) $ (0.90)   $(0.09)

--------
(1) Fourth quarter reduction in losses due to reduction of corporate overhead allocations. Allocations for the fourth quarter 2000 were $1.6M compared to $3.1M for the third quarter 2000.
(2) The operating results of the discontinued Russian timber operations segment have been segregated from the results of continuing operations and are reported separately on the consolidated statement of operations. Refer to footnote 16.