Form 10-Q
period 2002-03-31
HARBOR GLOBAL CO LTD
filed 2002-05-08
CIK 1116616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED March 31, 2002
                          COMMISSION FILE NO. 0-30889

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

                            ------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

  As of March 31, 2002, the Registrant had 5,649,311 common shares, par value $.0025 per share, issued and outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                       March 31,           December 31,
                                                                                         2002                  2001
                                                                                     -------------       ---------------
                                                                                      (Unaudited)
ASSETS
Cash and Cash Equivalents...............................................               $  5,757             $  4,660
Restricted Cash.........................................................                  4,364                4,440
Marketable Securities...................................................                 22,319               19,653
Accounts Receivable.....................................................                    810                  469
Other Current Assets....................................................                  1,010                  940
Net Current Assets of Discontinued Operations...........................                  6,824                6,479
                                                                                       --------             --------
Total Current Assets....................................................                 41,084               36,641

Long-Term Restricted Cash and Investments...............................                  5,000                5,000
Polish Venture Capital Investment.......................................                  1,207                1,235
Marketable Securities...................................................                 24,899               18,800
Long-term Investments...................................................                  6,150                5,322
Building................................................................                 23,203               23,370
Other Long-term Assets..................................................                  1,045                1,022
Note Receivable.........................................................                  7,011                9,229
Goodwill................................................................                    953                  953
                                                                                       --------             --------
Total Assets............................................................               $110,552             $101,572
                                                                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable........................................................               $  2,696             $  1,299
Dividend Payable........................................................                  2,464                2,549
Accrued Expenses........................................................                  2,273                2,403
Accrued Fees Payable to Calypso Management..............................                  1,635                2,160
Amount Due to Officer on Compensation Liability.........................                  1,800                1,800
Foreign Taxes Payable...................................................                  3,247                2,162
                                                                                       --------             --------
Total Current Liabilities...............................................                 14,115               12,373

Deferred Taxes..........................................................                  3,130                2,086
Note Payable............................................................                  5,000                5,000
                                                                                       --------             --------
Total Liabilities.......................................................                 22,245               19,459

Minority Interest.......................................................                 28,641               25,480
                                                                                       --------             --------
STOCKHOLDERS' EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,649,311 shares issued and outstanding as of March 31, 2002
 and December 31, 2001..................................................                     14                   14
Preferred shares, par value $.01 per share; authorized 1,000,000
 shares; none issued....................................................                     --                   --
Paid-in Capital.........................................................                 62,768               62,768
Accumulated Deficit.....................................................                 (8,448)              (9,453)
Other Comprehensive Income..............................................
   Net Unrealized Gains on Available for Sale Marketable Securities (Net
    Of Deferred Taxes of $3,130 and 2,086 as of March 31, 2002
    December 31, 2001, respectively).....................................                 5,332                3,304
                                                                                       --------             --------
Total Stockholders' Equity..............................................                 59,666               56,633
                                                                                       --------             --------

Total Liabilities and Stockholders' Equity..............................               $110,552             $101,572
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

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            Three Months
                                                                               Ended
                                                                              March 31,
                                                                          ------------------

                                                                            2002       2001
                                                                          -------    -------
Revenues:
  Real Estate Rental Revenue......................................         $1,879     $1,562
  Interest Income.................................................            730      1,133
  Other Income....................................................            341        432
                                                                          -------    -------
          Total Revenues..........................................          2,950      3,127
                                                                          -------    -------

Operating Expenses:
  Salary and Benefit Expenses.....................................           (680)      (763)
  Facility Expenses...............................................           (304)      (325)
  Building and Property Management Expenses.......................           (505)      (584)
  Management Fee Expense..........................................           (730)      (674)
  Other Expenses..................................................         (1,518)    (1,690)
                                                                          -------    -------
          Total Operating Expenses................................         (3,737)    (4,036)
                                                                          -------    -------

          Operating Loss..........................................           (787)      (909)

Other Income (Expense):
  Net Unrealized and Realized Gain (Loss) on Securities...........          3,878        735
  Write-down of Venture Capital Investments.......................             --     (2,853)
                                                                          -------    -------
          Total Other Income (Expense)............................          3,878     (2,118)
                                                                          -------    -------

          Income (Loss) from Continuing Operations before
            Provision for Income Taxes, Minority Interest and
            Equity Loss on Investment.............................          3,091     (3,027)

Provision for Income Taxes........................................         (1,261)       (21)
                                                                          -------    -------
          Income (Loss) from Continuing Operations before
            Minority Interest and Equity Loss on Investment.......          1,830     (3,006)

Minority Interest (Expense) Income................................         (1,247)     2,630
Equity Loss on Venture Capital Investments........................            (28)        --
                                                                          -------    -------

          Net Income (Loss) from Continuing Operations before
            Discontinued Operations...............................            555       (376)

Discontinued Operations:

Net Loss from Operations..........................................             --       (333)
Reduction in Estimated Loss on Disposal..............................         450         --
                                                                          -------    -------

          Net Income (Loss).......................................         $1,005      ($709)
                                                                          =======    =======
Earnings (Loss) Per Share:
Continuing Operations:
  Basic and Diluted Earnings (Loss) Per Share.....................          $0.10     $(0.07)

Discontinued Operations - Basic and Diluted Earnings (Loss) Per
  Share...........................................................           0.08      (0.06)
                                                                          -------    -------
Basic and Diluted Earnings (Loss) Per Share.......................          $0.18      (0.13)

Weighted Average Basic and Diluted Shares Outstanding.............          5,649      5,643

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2002                2001
                                                                                    --------            --------
Cash Flows from Operating Activities:
  Net Income (Loss).............................................                    $  1,005             $  (709)
  Net Income (Loss) from Discontinued Operations................                         450                (333)
                                                                                    --------            --------
        Net Income (Loss) from Continuing Operations............                         555                (376)
  Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities --
    Depreciation and Amortization...............................                         196                 269
    Unrealized and Realized (Gains) Losses on Venture Capital,
      Marketable Securities, and Long-term Investments, Net.....                       3,667               2,449
    Minority Interest...........................................                      (1,247)             (2,629)
    Non-cash Interest Income on Note Receivable.................                        (282)               (324)
    Interest Earned on Restricted Cash..........................                          (8)                (25)
Changes in Operating Assets and Liabilities --
    Other Current Assets........................................                      (3,077)            (18,073)
    Other Long-term Assets......................................                         (34)              5,173
    Accrued Expenses and Accounts Payable.......................                       1,827              (2,317)
                                                                                    --------            --------
        Total Adjustments and Changes in Operating Assets
          and Liabilities.......................................                      (3,799)            (15,477)
                                                                                    --------            --------

        Net Cash Used in Continuing Operating Activities........                      (3,244)            (15,853)
                                                                                    --------            --------

        Net Cash Provided By (Used In) Discontinued Operations..                         105                (748)
                                                                                    -------             --------

Cash Flows from Investing Activities:
  Purchase of Long-term Investments and Marketable Securities...                      (5,514)             (3,768)
  Proceeds from Sale of Long-term Investments and Marketable
    Securities..................................................                       7,249               1,117
  Net Cash Flow from Other Investing Activities.................                          --                 517
  Proceeds from Payment on Note Receivable......................                       2,500               2,500
                                                                                    --------            --------

        Net Cash Provided by Investing Activities...............                       4,235                 366
                                                                                    --------            --------

Cash Flows from Financing Activities:
  Dividends Paid................................................                         (85)                 --
  Reclassification of Restricted Cash...........................                          85                 370
                                                                                    --------            --------

        Net Cash Provided by Financing Activities...............                          --                 370
                                                                                    --------            --------
Effect of Foreign Currency Exchange Rate Changes on Cash and
   Cash Equivalents.............................................                          --                  (6)
Net Increase (Decrease) in Cash and Cash Equivalents............                       1,097             (15,871)
                                                                                    --------            --------

Cash and Cash Equivalents, Beginning of Period..................                       4,660              23,786
                                                                                    --------            --------

Cash and Cash Equivalents, End of Period........................                    $  5,757            $  7,915
                                                                                    ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HARBOR GLOBAL COMPANY LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 March 31, 2002

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

        The Company's assets primarily consist of the following: Russian real estate management and investment management operations; real estate management operations; and its other assets and operations ("Other"). Other includes approximately $20.6 million in cash and marketable securities held directly by Harbor Global of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer. Other also includes a non-interest-bearing promissory note with an original face value of $13.8 million and a balance outstanding at March 31, 2002 of $8.8 million, payable to Pioglobal Goldfields II Limited, a wholly-owned subsidiary of the Company ("Pioglobal Goldfields II").

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

BASIS OF PRESENTATION

        In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

CONSOLIDATION

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of investments of Open Joint-Stock Company "PIOGLOBAL Investment Fund" and venture capital investments.

POLISH VENTURE CAPITAL INVESTMENT

        The Company reports its approximately 8% limited partnership interest in the Pioneer Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Pioneer Poland Fund's management. For the three months ended March 31, 2002, the Company recorded no write-downs on its investment. For the three months ended March 31, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $2,853,000. At that time, the Company fully consolidated the Pioneer Poland Fund. Approximately 92% of the write-downs were attributable to minority shareholders.

RUSSIAN INVESTMENTS

        Russian investments consist of equity securities held in the portfolio of the PIOGLOBAL Investment Fund. Such securities are classified as available-for-sale and recorded at fair value pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Management has determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholders' equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. The Company continues to classify Russian investments that do not meet its liquidity threshold as long-term investments and carries such investments at cost with adjustments made for other-than-temporary impairment.

        Equity investments contained in the Russian investment portfolio and carried at cost aggregated approximately $6.2 million and $5.3 million at March 31, 2002 and December 31, 2001, respectively. Equity investments carried at quoted market prices aggregated approximately $24.9 million and $18.8 million at March 31, 2002 and December 31, 2001, respectively.

CONCENTRATION OF RISK

        The Company's operations are generally concentrated in Russia. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in foreign countries. The Company does not maintain political risk insurance for any of its businesses.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible
Assets" effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized but rather be tested for possible impairment at least annually at the reporting unit level. For the three months ended March 31, 2001, the Company recorded approximately $72,000 of amortization. The Company no longer amortizes goodwill. There was no transitional adjustment resulting from the intangible asset impairment test.

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. The adoption had no material impact on the financial statements of the Company.

(3) EARNINGS (LOSS) PER SHARE

        Basic and diluted earnings (loss) per share ("EPS") are computed by dividing reported earnings by weighted average shares outstanding not including contingently issuable shares. There are currently no potentially dilutive securities.

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

        As of March 31, 2002, the Company had received $5.0 million from Ashanti. For the three months ended March 31, 2002 and 2001, the Company recognized interest income of approximately $282,000 and $324,000, respectively.

(5) COMPREHENSIVE INCOME (LOSS)

        For the three months ended March 31, 2002 and 2001, the Company reported changes in stockholders' equity and other comprehensive income as follows:

                                                                2002      2001
                                                               ------    ------
                                                                (In Thousands)
Net Income (Loss)......................................        $1,005     ($709)
Net Unrealized Gains on Long term Marketable Securities
  (Net of deferred taxes of $1,044 and minority
   interest of $1,914 for the three months ended
   March 31, 2002).....................................         2,028        --

                                                               ------   -------
Total Comprehensive Income (Loss)......................        $3,033     ($709)
                                                               ======   =======

(6) RELATED PARTY TRANSACTIONS

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

        Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company's shareholders, generally according to the following schedule:

      - with respect to the first $36 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 10% of such net proceeds;

      - with respect to the next $72 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

      - with respect to any additional net proceeds, Calypso Management shall receive a payment equal to 10% of such net proceeds.

        Net proceeds do not include any unexpended portion of the $19.1 million contributed by Pioneer to Harbor Global at the time of the Spin-Off. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, the Manager is now entitled to share in distributions of $5.4 million of the unexpended cash contributed by Pioneer. In addition, the proceeds received by Pioglobal Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of any Ashanti proceeds distributed. Any portion of the net proceeds from the liquidation of Harbor Global assets to which Calypso Management is entitled prior to the second anniversary of the distribution date will be aggregated and paid to Calypso Management on the second anniversary of the distribution date. Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution or (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

        For the three months ended March 31, 2002 and 2001, the Company incurred management fee expenses of approximately $730,000 and $673,000, respectively related to the reimbursement of expenses. Of this management fee, approximately $185,000 and $100,000 was outstanding at March 31, 2002 and 2001, respectively.

        In addition, as of March 31, 2002, the Company has outstanding $1,450,000 as an accrued expense to reflect the amount owed to Calypso Management and payable on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

(7) COMMITMENTS

        On October 16, 1996, Pioglobal Omega, L.L.C. ("Pioglobal Omega"), a wholly-owned subsidiary of the Company, and the International Finance Corporation ("IFC"), an unrelated party, entered into a put and call agreement with respect to the IFC's shares of the stock of Pioglobal First Russia, Inc. ("Pioglobal First Russia", formerly Pioneer First Russia, Inc.), a majority-owned subsidiary of the Company.

Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC's shares of Pioglobal First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal Omega will have the right to purchase all of the IFC's shares of Pioglobal First Russia common stock.

        Under the administration and liquidation agreement, Harbor Global is obligated to pay a $1,800,000 signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, on October 24, 2002.

(8) DISCONTINUED OPERATIONS

        On February 5, 2002, the Company's Board of Directors approved the disposition of the Russian timber operations based on a review of proposed sale offers. On April 22, 2002, Harbor Global's wholly owned subsidiary, Pioneer Forest, Inc. entered into a definitive agreement for the sale of its Russian timber business conducted through Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"). Pioneer Forest agreed to sell its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to Successful Union Limited, a British Virgin Islands company, for an aggregate purchase price of $7.55 million, $5.55 million of which is payable in cash at the closing and $2.0 million of which is payable by a twelve month promissory note. The Company expects the transaction to close during the second quarter of 2002.

        Based on a final estimate of the cost of disposition, the Company recorded a credit of $450,000 in the first quarter of 2002. The Company previously estimated the loss on disposal of the Russian timber segment to be approximately $8,300,000.

        Accordingly, the operating results of the discontinued Russian timber operations segment have been segregated from the results of continuing operations and are reported separately on the consolidated statement of operations for all periods presented. The assets and liabilities from the Russian timber operations segment are aggregated and reported separately on the consolidated balance sheet for all periods presented as net assets from discontinued operations. The remaining assets as of March 31, 2002 consist principally of cash, trade receivables, timber inventory, timber equipment, buildings and a self-constructed port facility.

        The following is a summary of the results of the discontinued operations of the Russian timber segment for the three months ended March 31, 2002 and 2001, respectively:

                                                               THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                     2002        2001
                                                                   --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues from Timber Sales..................................        $   415     $   365
                                                                    -------     -------
Net Loss from Operations....................................           (506)       (333)
Previously Accrued Estimate of Operating Losses.............            506          --
Reduction in Estimated Loss on Disposal of Russian Timber
  Operations................................................            450          --
                                                                    -------     -------
Net Income (Loss) from Discontinued Russian Timber
  Operations................................................        $   450    $  (333)
                                                                    =======     =======

(9) FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

        The Company derives its revenues from the following products and services by segment:

    . Russian Real Estate Management and Investment Management Operations: investment and management services

    . Real Estate Management Operations: real estate management services including property management and advisory services

    .   Other:  management services

                              SEGMENT DISCLOSURES

                                                                     Russian
                                                                   Real Estate
                                                                    Management
                                                                       And        Real
                                                                    Investment    Estate
                                                                    Management  Management
                                                                    Operations  Operations    Other       Total
                                                                    ----------  ----------  ----------  ----------
As of and for the three months ended March 31, 2002
---------------------------------------------------
Net Revenues and Sales..........................................    $    2,326  $      195  $      429  $    2,950
                                                                    ----------  ----------  ----------  ----------

Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest.............................         2,890        (275)        476       3,091

Provision for Income Taxes......................................        (1,261)         --          --         --

Minority Interest (Expense) Income..............................        (1,247)         --          --      (1,247)

Equity Loss on Venture Capital Investment.......................            --          --         (28)        (28)
                                                                    ----------  ----------  ----------  ----------
Net Income (Loss) from Continuing Operations....................    $      382  $     (275)  $     447   $     555
                                                                    ==========  ==========  ==========  ==========

Depreciation....................................................    $      189  $        7  $       --   $     196
                                                                    ==========  ==========  ==========  ==========

Total Assets....................................................    $   76,531  $      490  $   33,531  $  110,552
                                                                    ==========  ==========  ==========  ==========

                                                                     Russian
                                                                   Real Estate
                                                                    Management
                                                                       and         Real
                                                                    Investment    Estate
                                                                    Management  Management
                                                                    Operations  Operations    Other       Total
                                                                    ----------  ----------  ----------  ----------
As of and for the three months ended March 31, 2001
---------------------------------------------------
Net Revenues and Sales..........................................    $    2,022  $      390  $      715  $    3,127
                                                                    ----------  ----------  ----------  ----------

Income (Loss) from Continuing Operations before Provision for
 Income Taxes and Minority Interest.............................           275        (390)     (2,911)     (3,026)

Provision for Income Taxes......................................            25          --          (4)         21

Minority Interest (Expense) Income..............................          (274)         --       2,903       2,629
                                                                    ----------  ----------  ----------  ----------
Net (Loss) Income from Continuing Operations....................    $       26  $    (390)  $      (12) $     (376)
                                                                    ==========  ==========  ==========  ==========

Depreciation and Amortization...................................    $      247  $       19  $        3  $      269
                                                                    ==========  ==========  ==========  ==========

Total Assets....................................................    $   55,335  $      836  $   81,683  $  137,854
                                                                    ==========  ==========  ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        A summary of the Company's significant accounting policies is contained in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

        The consolidated financial statements of Harbor Global's principal operations include its Russian real estate management and investment management operations, Polish venture capital investment and management operations, Polish real estate management operations, and Russian timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the three months ended March 31, 2002 and 2001, Liquidity and Capital Resources, and Future Operating Results.

        Previously the Company reported its Russian timber operations and Polish venture capital operations as separate segments. Due to the pending sale of the Russian timber operations segment, the results from the Russian timber operations have been segregated from continuing operations. In 2001, the Company sold its general partnership interest in the Polish venture capital operations and as a result no longer reports these operations as a separate segment. The segment disclosures previously reported have been reformatted to reflect the Company's continuing segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Consolidated Operations.

        Harbor Global reported net income of $1.0 million ($0.18 per share) on revenues of $2.9 million in the first quarter of 2002 compared with a net loss of $0.7 million ($0.13 per share) on revenues of $3.1 million for the first quarter of 2001. Income from continuing operations was $0.6 million in the first quarter of 2002 compared to a net loss of $0.4 million in the first quarter of 2001. The $1.0 million increase in income from continuing operations was attributable to a $1.0 million increase in realized portfolio gains from the Russian real estate management and investment management operations. Income from discontinued timber operations was $0.4 million in the first quarter of 2002 compared with a loss of $0.3 million in the first quarter of 2001.

        Set forth on the following table are the details of revenues and net income (loss) by business segment for the three months ended March 31, 2002 and 2001:

                        REVENUES AND NET INCOME OR LOSS
                             (DOLLARS IN MILLIONS)

                                                    NET INCOME
                                     REVENUES         (LOSS)
                                    ----------      ----------
                                   THREE MONTHS    THREE MONTHS
                                       ENDED           ENDED
                                     MARCH 31,       MARCH 31,
                                   ------------    -------------

BUSINESS SEGMENT                     2002   2001    2002    2001
----------------                     ----   ----    ----    ----
Russian Real Estate Management
 and Investment Management
 Operations......................   $ 2.3  $ 2.0   $ 0.4  $  0.0
Real Estate Management Operations     0.2    0.4    (0.3)   (0.4)
Other............................     0.4    0.7     0.5     0.0
                                    -----  -----   -----   -----
Total from continuing
 operations......................   $ 2.9  $ 3.1   $ 0.6   $(0.4)
                                    -----  -----   -----   -----

Income (Loss) from discontinued
 operations......................      --     --     0.4    (0.3)
                                    -----  -----   -----   -----

           Totals................   $ 2.9  $ 3.1   $ 1.0  $ (0.7)
                                    -----  -----   -----   -----

Russian Real Estate Management and Investment Management Operations.

        The Russian real estate management and investment management operations reported net income of $0.4 million for the first quarter 2002, an increase of $0.4 million compared with the first quarter of 2001. The increase was attributable to a $1.0 million increase in realized portfolio gains, net of minority interest and taxes, and $0.1 million of additional rental income from Meridian Commercial Tower. These increases were offset partially by increases in corporate overhead expenses and advertising expenses of $0.5 million and $0.2 million, respectively, compared with the first quarter of 2001.

Real Estate Management Operations.

        The real estate management operations reported a net loss of $0.3 million in the first quarter of 2002 compared with losses of $0.4 million in the first quarter of 2001. During the first quarter of 2001, the Polish real estate operations, which are in the process of being liquidated, had a loss of $0.1 million.

Other.

        Harbor Global's other operations reported net income of $0.5 million for the three months ended March 31, 2002 compared to breaking even for the three months ended March 31, 2001. The first quarter of 2001 includes losses from the venture capital operations of $0.5 million, which reflects the write-down of two investments and the allocation of corporate overhead expenses.

Discontinued Operations.

        On February 5, 2002, the Company's Board of Directors approved the disposition of the Russian timber operations. Accordingly, the Russian timber operations segment is reflected as a discontinued operation. During the fourth quarter of 2001, management made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up to the anticipated date of disposal. On April 22, 2002, the Company's wholly owned subsidiary, Pioneer Forest, Inc., entered into a definitive agreement for the sale of its Russian timber operations segment for an aggregate purchase price of $7.55 million. Based on this purchase price and estimated costs through the anticipated date of disposal, the Company recorded a credit of approximately $0.4 million in the first quarter of 2002. The loss of $0.3 million for the three months ended March 31, 2001 reflects the operating loss of the Russian timber operations.

LIQUIDITY AND CAPITAL RESOURCES

        Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $20.6 million as of March 31, 2002, of which $6.9 million is restricted. This represents a $0.6 million increase from the 2001 fiscal year end and is attributable principally to the receipt of $2.5 million from Ashanti less funding for first quarter operations. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

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

        Mr. Kasnet is the President and Chief Executive Officer, and Mr.Hunter is the Chief Operating Officer and Chief Financial Officer of Harbor Global.
Mr. Kasnet previously served as the President, and Mr. Hunter previously served as the Chief Operating Officer and Senior Vice President of Pioneer Global Investments, a division of Pioneer. As executive officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all the businesses that Harbor Global now owns. In addition, Harbor Global has entered into an administration and liquidation agreement with Calypso Management, an entity owned and operated by Mr. Kasnet and Mr. Hunter, under which Calypso Management will manage the liquidation of Harbor Global and operate its assets as going concern businesses until they are liquidated.

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

        The Company's interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds, United States treasury bills and in overnight repurchase agreements backed by United States government securities. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at March 31, 2002 was approximately $1.2 million of cash and cash equivalents and $29.0 million as marketable securities. Earnings from excess cash invested were approximately $0.4 million for the three months ended March 31, 2002. Based on excess cash invested at March 31, 2002, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.3 million additional pre-tax credit or charge to the statement of operations.

        Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. Due to the hyperinflationary economy in the Russian Federation, the United States dollar (the Company's reporting currency) has been designated as the Company's functional currency. Translation gains and losses that result from remeasuring into the US dollar are included in the statements of operations. To mitigate against currency translation risk the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company's operations.

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

        The table below sets forth in the Company's reporting currency a summary of the monetary assets and liabilities held in rubles at March 31, 2002.

                                                               (IN THOUSANDS)

Monetary Assets
Cash and Cash Equivalents..................................     $ 5,735
Marketable Securities Held for Sale........................      38,038
Accounts Receivable........................................         938
                                                                -------
                                                                $44,711
                                                                -------

Monetary Liabilities
Accounts Payable...........................................     $10,298
                                                                -------
Net Position...............................................     $34,413
                                                                =======

        The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Pioneer Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company's limited partnership interest in the Pioneer Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company's interest in the Pioneer Poland Fund was not written-down during the first quarter of 2002.

        The PIOGLOBAL Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS
115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based at the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investment is recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2002, the fair value of equity investments contained in long-term marketable securities aggregated $24.9 million. As a result, during the first quarter of 2002, the Company recorded net unrealized gains after deferred taxes of $2.0 million as a separate component of stockholder's equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company's earnings and cash flow by increased diversification of the portfolio.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

 (b) On April 30, 2002, the Company filed a Current Report on Form 8-K in connection with the execution by Pioneer Forest, Inc. of a definitive agreement to sell its Russian timber business.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2002

                                      HARBOR GLOBAL COMPANY LTD.

                                         /s/ Donald H. Hunter
                               --------------------------------------
                                          Donald H. Hunter
                                      Chief Operating Officer
                                      Chief Financial Officer

                           (Duly authorized officer and principal financial
                                          and accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1* Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
 2.2++ Purchase Agreement dated April 22, 2002 between Successful Union Limited and Pioneer Forest, Inc.
 3.1+      Memorandum of Association of Harbor Global Company Ltd.
 3.2+      Bye-Laws of Harbor Global Company Ltd.
 4.1**     Specimen Common Share Certificate
10.1*** Supplemental Agreement No. 6 dated April 17, 2002 to Assignment Agreement dated January 23, 2002 among Pioglobal Forest, L.L.C., Pioneer Forest, Inc. and Closed Joint-Stock Company "Forest-Starma"
10.2*** Assignment Agreement dated April 22, 2002 between Pioglobal Forest, L.L.C. and FM, LLC
10.3*** Assignment Agreement dated April 22, 2002 among Pioglobal Forest, L.L.C., FM, LLC and Closed Joint-Stock Company "Forest-Starma"
10.4*** Assignment Agreement dated April 22, 2002 between Pioglobal Forest, L.L.C. and FM, LLC

----------------------

***        Filed herewith.

** Incorporated by reference to Harbor Global Company Ltd.'s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.

++ Incorporated by reference to Harbor Global's Report on Form 8-K (file number 000-30889) filed on April 30, 2002.

* Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.'s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.

+ Incorporated by reference to Harbor Global Company Ltd.'s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.