Form 10-Q/A
period 2002-03-31
HARBOR GLOBAL CO LTD
filed 2002-06-03
CIK 1116616

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THREE MONTHS ENDED March 31, 2002
                          COMMISSION FILE NO. 0-30889

                               -----------------

                          HARBOR GLOBAL COMPANY LTD.
            (exact name of registrant as specified in its charter)

                               -----------------

                      BERMUDA                  52-2256071
                  (STATE OR OTHER
                  JURISDICTION OF
                 INCORPORATION OR           (I.R.S. EMPLOYER
                   ORGANIZATION)           IDENTIFICATION NO.)
                 ONE FANEUIL HALL              02109-1820
                     MARKETPLACE
                     4TH FLOOR                 (ZIP CODE)
               BOSTON, MASSACHUSETTS
               (ADDRESS OF PRINCIPAL
                 EXECUTIVE OFFICES)

                               -----------------

                                (617) 878-1600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               -----------------

                                  NO CHANGES
  (Former name, former address and former fiscal year, if changes since last report)

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of June 3, 2002, the Registrant had 5,649,311 common shares, par value $.0025 per share, issued and outstanding.

================================================================================

                               EXPLANATORY NOTE

   This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Harbor Global Company Ltd. (the "Company") for the three months ended March 31, 2002 is being filed to amend Item 1 (Financial Statements) of the Form 10-Q to correct typographical errors in the consolidated financial statements and accompanying notes. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 1 as amended is set forth herein. The revised financial statements reflect the following corrections:

    1) The figure "(21)" is replaced with the figure "21" in the line item "Provision for Income Taxes" located on the "Consolidated Statements of Operations".

    2) The figure "3,667" is replaced with the figure "(3,667)" in the line item "Unrealized and Realized (Gains) Losses on Venture Capital, Marketable Securities, and Long-term Investments, Net" located on the "Consolidated Statements of Cash Flows".

    3) The figure "(1,247)" is replaced with the figure "1,247" in the line item "Minority Interest" located on the "Consolidated Statements of Cash Flows".

    4) The figure "- -" is replaced with the figure "(1,261)" in the line item "Provision for Income Taxes" located within the "Notes To Consolidated Financial Statements--Segment Disclosures, March 31, 2002".

The revised financial statements contain no change in previously reported information other than as described above.

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HARBOR GLOBAL COMPANY LTD.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                      March 31,  December 31,
                                                                                        2002         2001
                                                                                     ----------- ------------
                                                                                     (Unaudited)
                                       ASSETS
Cash and Cash Equivalents...........................................................  $  5,757     $  4,660
Restricted Cash.....................................................................     4,364        4,440
Marketable Securities...............................................................    22,319       19,653
Accounts Receivable.................................................................       810          469
Other Current Assets................................................................     1,010          940
Net Current Assets of Discontinued Operations.......................................     6,824        6,479
                                                                                      --------     --------
       Total Current Assets.........................................................    41,084       36,641
Long-Term Restricted Cash and Investments...........................................     5,000        5,000
Polish Venture Capital Investment...................................................     1,207        1,235
Marketable Securities...............................................................    24,899       18,800
Long-term Investments...............................................................     6,150        5,322
Building............................................................................    23,203       23,370
Other Long-term Assets..............................................................     1,045        1,022
Note Receivable.....................................................................     7,011        9,229
Goodwill............................................................................       953          953
                                                                                      --------     --------
       Total Assets.................................................................  $110,552     $101,572
                                                                                      ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable....................................................................  $  2,696     $  1,299
Dividend Payable....................................................................     2,464        2,549
Accrued Expenses....................................................................     2,273        2,403
Accrued Fees Payable to Calypso Management..........................................     1,635        2,160
Amount Due to Officer on Compensation Liability.....................................     1,800        1,800
Foreign Taxes Payable...............................................................     3,247        2,162
                                                                                      --------     --------
       Total Current Liabilities....................................................    14,115       12,373
Deferred Taxes......................................................................     3,130        2,086
Note Payable........................................................................     5,000        5,000
                                                                                      --------     --------
Total Liabilities...................................................................    22,245       19,459
Minority Interest...................................................................    28,641       25,480
STOCKHOLDERS' EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,649,311
  shares issued and outstanding as of March 31, 2002 and December 31, 2001..........        14           14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued        --           --
Paid-in Capital.....................................................................    62,768       62,768
Accumulated Deficit.................................................................    (8,448)      (9,453)
Other Comprehensive Income..........................................................
   Net Unrealized Gains on Available for Sale Marketable Securities (Net Of
     Deferred Taxes of $3,130,000 and 2,086,000 as of March 31, 2002 and
     December 31, 2001, respectively)...............................................     5,332        3,304
                                                                                      --------     --------
       Total Stockholders' Equity...................................................    59,666       56,633
       Total Liabilities and Stockholders' Equity...................................  $110,552     $101,572
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

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                         ----------------
                                                                                           2002      2001
                                                                                         -------   -------
Revenues:
   Real Estate Rental Revenue........................................................... $ 1,879   $ 1,562
   Interest Income......................................................................     730     1,133
   Other Income.........................................................................     341       432
                                                                                         -------   -------
       Total Revenues...................................................................   2,950     3,127
                                                                                         -------   -------
Operating Expenses:
   Salary and Benefit Expenses..........................................................    (680)     (763)
   Facility Expenses....................................................................    (304)     (325)
   Building and Property Management Expenses............................................    (505)     (584)
   Management Fee Expense...............................................................    (730)     (674)
   Other Expenses.......................................................................  (1,518)   (1,690)
                                                                                         -------   -------
       Total Operating Expenses.........................................................  (3,737)   (4,036)
                                                                                         -------   -------
       Operating Loss...................................................................    (787)     (909)
Other Income (Expense):
   Net Unrealized and Realized Gain (Loss) on Securities................................   3,878       735
   Write-down of Venture Capital Investments............................................      --    (2,853)
                                                                                         -------   -------
       Total Other Income (Expense).....................................................   3,878    (2,118)
                                                                                         -------   -------
       Income (Loss) from Continuing Operations before Provision for Income Taxes,
         Minority Interest and Equity Loss on Investment................................   3,091    (3,027)
Provision for Income Taxes..............................................................  (1,261)       21
                                                                                         -------   -------
       Income (Loss) from Continuing Operations before Minority Interest and Equity
         Loss on Investment.............................................................   1,830    (3,006)
Minority Interest (Expense) Income......................................................  (1,247)    2,630
Equity Loss on Venture Capital Investments..............................................     (28)       --
       Net Income (Loss) from Continuing Operations before Discontinued Operations......     555      (376)
Discontinued Operations:
Net Loss from Operations................................................................      --      (333)
                                                                                         -------   -------
Change in Estimated Loss on Disposal....................................................     450        --
       Net Income (Loss)................................................................ $ 1,005   $  (709)
                                                                                         =======   =======
Earnings (Loss) Per Share:
Continuing Operations:
   Basic and Diluted Earnings (Loss) Per Share.......................................... $  0.10   $ (0.07)
Discontinued Operations--Basic and Diluted Earnings (Loss) Per Share....................    0.08     (0.06)
                                                                                         -------   -------
Basic and Diluted Earnings (Loss) Per Share............................................. $  0.18     (0.13)
Weighted Average Basic and Diluted Shares Outstanding...................................   5,649     5,643

  The accompanying notes are an integral part of these consolidated financial statements.

                          HARBOR GLOBAL COMPANY LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      -----------------
                                                                                        2002     2001
                                                                                      -------  --------
Cash Flows from Operating Activities:
   Net Income (Loss)................................................................. $ 1,005  $   (709)
   Net Income (Loss) from Discontinued Operations....................................     450      (333)
                                                                                      -------  --------
Net Income (Loss) from Continuing Operations.........................................     555      (376)
Adjustments to Reconcile Net Loss to Net Cash Used in................................
   Operating Activities--Depreciation and Amortization...............................     196       269
   Unrealized and Realized (Gains) Losses on Venture Capital, Marketable Securities,
     and Long-term Investments, Net..................................................  (3,667)    2,449
   Minority Interest.................................................................   1,247    (2,629)
   Non-cash Interest Income on Note Receivable.......................................    (282)     (324)
   Interest Earned on Restricted Cash................................................      (8)      (25)
Changes in Operating Assets and Liabilities --
   Other Current Assets..............................................................  (3,077)  (18,073)
   Other Long-term Assets............................................................     (34)    5,173
   Accrued Expenses and Accounts Payable.............................................   1,827    (2,317)
                                                                                      -------  --------
Total Adjustments and Changes in Operating Assets and Liabilities....................  (3,799)  (15,477)
Net Cash Used in Continuing Operating Activities.....................................  (3,244)  (15,853)
Net Cash Provided By (Used In) Discontinued Operations...............................     105      (748)
                                                                                      -------  --------
Cash Flows from Investing Activities:
   Purchase of Long-term Investments and Marketable Securities.......................  (5,514)   (3,768)
   Proceeds from Sale of Long-term Investments and Marketable Securities.............   7,249     1,117
Net Cash Flow from Other Investing Activities........................................      --       517
Proceeds from Payment on Note Receivable.............................................   2,500     2,500
                                                                                      -------  --------
Net Cash Provided by Investing Activities............................................   4,235       366
                                                                                      -------  --------
Cash Flows from Financing Activities:
   Dividends Paid....................................................................     (85)       --
   Reclassification of Restricted Cash...............................................      85       370
Net Cash Provided by Financing Activities............................................      --       370
                                                                                      -------  --------
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents........      --        (6)
Net Increase (Decrease) in Cash and Cash Equivalents.................................   1,097   (15,871)
                                                                                      -------  --------
Cash and Cash Equivalents, Beginning of Period.......................................   4,660    23,786
                                                                                      -------  --------
Cash and Cash Equivalents, End of Period............................................. $ 5,757  $  7,915
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

                          HARBOR GLOBAL COMPANY LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2002

(1)  BACKGROUND AND BASIS OF PRESENTATION

  Background

   Harbor Global Company Ltd., a Bermuda limited duration company ("Harbor Global" or the "Company"), was formed in May 2000 as a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation ("Pioneer") to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution ("UniCredito"). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the "Distribution Agreement"), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the Merger Agreement and the Distribution Agreement and, on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the "Spin-off"). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

   The Company's assets primarily consist of the following: Russian real estate management and investment management operations; real estate management operations; and its other assets and operations ("Other"). Other includes approximately $20.6 million in cash and marketable securities held directly by Harbor Global of which $5 million is restricted to satisfy liabilities associated with Pioneer's former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global's Chief Executive Officer. Other also includes a non-interest-bearing promissory note with an original face value of $13.8 million and a balance outstanding of $8.8 million, payable to Pioglobal Goldfields II Limited, a wholly-owned subsidiary of the Company.

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

                          HARBOR GLOBAL COMPANY LTD.

                                March 31, 2002

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

  Polish Venture Capital Investment

   The Company reports its approximately 8% limited partnership interest in the Pioneer Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Pioneer Poland Fund's management. For the three months ended March 31, 2002, the Company recorded no write-downs on its investment. For the three months ended March 31, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $2,853,000 when previously the Company fully consolidated the Pioneer Poland Fund. Approximately 92% of the write-downs were attributable to minority shareholders.

  Russian Investments

   Russian investments consist of equity securities held in the portfolio of the PIOGLOBAL Investment Fund. Such securities are classified as available-for-sale and recorded at fair value pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Accordingly, management has determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder's equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. For Russian investments that do not meet its liquidity requirements, the Company continues to classify these securities as long-term investments and carry such investments at cost with adjustments made for other-than-temporary impairment. Of the Company's Russian investment portfolio, approximately $24.9 million and $18.8 million is carried at quoted market prices at March 31, 2002 and December 31, 2001, respectively.

  Concentration of Risk

   The Company's operations are generally concentrated in Russia. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in foreign countries. The Company does not maintain political risk insurance for any of its businesses.

                          HARBOR GLOBAL COMPANY LTD.

                                March 31, 2002


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

                          HARBOR GLOBAL COMPANY LTD.

                                March 31, 2002


(5)  COMPREHENSIVE INCOME (LOSS)

   For the three months ended March 31, 2002 and 2001, the Company reported changes in stockholders' equity and other comprehensive income as follows:

                                                                                   2002    2001
                                                                                  ------  -----
                                                                                  (In Thousands)
Net Income (Loss)................................................................ $1,005  ($709)
Net Unrealized Gains on Long term Marketable Securities (Net of deferred taxes of
  $1,044,000 and minority interest of $1,914,000 for the three months ended
  March 31, 2002)................................................................  2,028     --
                                                                                  ------  -----
Total Comprehensive Income (Loss)................................................ $3,033  ($709)
                                                                                  ======  =====

(6)  RELATED PARTY TRANSACTIONS

   The Company entered into an administration and liquidation agreement with Calypso Management, under which Calypso Management LLC ("The Manager") manages the liquidation of the Company and operates the Company's assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company's President and Chief Executive Officer as well as the Company's Chief Operating Officer and Chief Financial Officer.

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

                          HARBOR GLOBAL COMPANY LTD.

                                March 31, 2002


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

(8)  DISCONTINUED OPERATIONS

   On February 5, 2002, the Company's Board of Directors approved the disposition of the Russian timber operations based on a review of proposed sale offers. On April 23, 2002, Harbor Global announced that its wholly owned subsidiary, Pioneer Forest, Inc. entered into a definitive agreement for the sale of its Russian timber business. Pioneer Forest agreed to sell its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7,550,000 million. The Company expects the transaction to close during the second quarter of 2002.

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

                          HARBOR GLOBAL COMPANY LTD.

                                March 31, 2002


   The following is a summary of the results of the discontinued operations of the Russian timber segment for the three months ended March 31, 2002 and 2001, respectively:

                                                           Three MonthsEnded March 31,
                                                           --------------------------
                                                            2002          2001
                                                              -----         -----
                                                           (Dollars In Thousands)
        Revenues from Timber Sales........................ $ 415         $ 365
                                                              -----         -----
        Net Loss from Operations..........................  (506)         (333)
        Previously Accrued Estimate of Operating Losses...   506            --
        Change in Estimated Loss on Disposal of Russian
        Timber Operations.................................   450            --
                                                              -----         -----
        Net Income (Loss) from Discontinued Russian Timber
        Operations........................................ $ 450         $(333)
                                                              =====         =====

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

   The Company derives its revenues from the following products and services by segment:

    . Russian Real Estate Management and Investment Management Operations: investment and management services

    . Real Estate Management Operations: real estate management services including property management and advisory services

    .  Other: management services

                          HARBOR GLOBAL COMPANY LTD.

                                March 31, 2002


                              Segment Disclosures

                                                                Russian
                                                              Real Estate
                                                              Management
                                                                  And
                                                              Investment  Real Estate
                                                              Management  Management
                                                              Operations  Operations   Other     Total
-                                                             ----------- ----------- -------  --------
As of and for the three months ended March 31, 2002
Net Revenues and Sales.......................................   $ 2,326      $ 195    $   429  $  2,950
Income (Loss) from Continuing Operations before Provision for
  Income Taxes and Minority Interest.........................     2,890       (275)       476     3,091
Provision for Income Taxes...................................    (1,261)        --         --    (1,261)
Minority Interest (Expense) Income...........................    (1,247)        --         --    (1,247)
Equity Loss on Venture Capital Investment....................        --         --        (28)      (28)
                                                                -------      -----    -------  --------
Net Income (Loss) from Continuing Operations.................   $   382      $(275)   $   447  $    555
                                                                =======      =====    =======  ========
Depreciation.................................................   $   189      $   7    $    --  $    196
                                                                =======      =====    =======  ========
Total Assets.................................................   $76,531      $ 490    $33,531  $110,552
                                                                =======      =====    =======  ========

                                                              Russian Real
                                                                 Estate
                                                               Management
                                                                  And
                                                               Investment  Real Estate
                                                               Management  Management
                                                               Operations  Operations   Other     Total
-                                                             ------------ ----------- -------  --------
As of and for the three months ended March 31, 2001
Net Revenues and Sales.......................................   $ 2,022       $ 390    $   715  $  3,127
Income (Loss) from Continuing Operations before Provision for
  Income Taxes and Minority Interest.........................       275        (390)    (2,911)   (3,026)
Provision for Income Taxes...................................        25          --         (4)       21
Minority Interest (Expense) Income...........................      (274)         --      2,903     2,629
                                                                -------       -----    -------  --------
Net (Loss) Income from Continuing Operations.................   $    26       $(390)   $   (12) $   (376)
                                                                =======       =====    =======  ========
Depreciation and Amortization................................   $   247       $  19    $     3  $    269
                                                                =======       =====    =======  ========
Total Assets.................................................   $55,335       $ 836    $81,683  $137,854
                                                                =======       =====    =======  ========

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 2002

                                          HARBOR GLOBAL COMPANY LTD.

                                                  /S/  DONALD H. HUNTER
                                           ------------------------------------
                                                    Donald H. Hunter
                                                 Chief Operating Officer
                                                 Chief Financial Officer
                                              (Duly authorized officer and
                                                    principal financial
                                                 and accounting officer)