Form 10-Q
period 2002-06-30
HARBOR GLOBAL CO LTD
filed 2002-08-08
CIK 1116616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended June 30, 2002

Commission File No. 0-30889

HARBOR GLOBAL COMPANY LTD.
(exact name of registrant as specified in its charter)

Bermuda	52-2256071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Faneuil Hall Marketplace 4th Floor Boston, Massachusetts	02109-1820
(Address of principal executive offices)	(Zip Code)

(617) 878-1600
(Registrant’s telephone number, including area code)

No Changes
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of June 30, 2002, the Registrant had 5,649,311 common shares, par value $.0025 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$8,137	$4,660
Restricted Cash	7,188	4,440
Marketable Securities	25,373	19,653
Accounts Receivable	575	469
Note Receivable	2,000	—
Other Current Assets	962	940
Net Current Assets of Discontinued Operations	—	6,479

Total Current Assets	44,234	36,641
Long-Term Restricted Cash and Investments	5,000	5,000
Polish Venture Capital Investment	851	1,235
Marketable Securities	21,387	18,800
Long-term Investments	4,441	5,322
Building	23,036	23,370
Other Long-term Assets	1,008	1,022
Note Receivable	7,228	9,229
Goodwill	953	953

Total Assets	$108,138	$101,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,205	$1,299
Dividend Payable	3,934	2,549
Accrued Expenses	2,055	2,403
Accrued Fees Payable to Calypso Management	2,320	2,160
Amount Due to Officer on Compensation Liability	1,800	1,800
Foreign Taxes Payable	1,582	2,162

Total Current Liabilities	12,896	12,373
Deferred Taxes	2,468	2,086
Note Payable	5,000	5,000

Total Liabilities	20,364	19,459
Minority Interest	28,119	25,480

STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,649,311 shares issued and outstanding as of June 30, 2002 and December 31, 2001	14	14
Preferred shares, par value $.01 per share; authorized 1,000,00 shares; none issued	—	—
Paid-in Capital	62,768	62,768
Accumulated Deficit	(7,415)	(9,453)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities (Net of Deferred Taxes of $2,468 and $2,086 as of June 30, 2002 and December 31, 2001, respectively)	4,288	3,304

Total Stockholders’ Equity	59,655	56,633

Total Liabilities and Stockholders’ Equity	$108,138	$101,572

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Real Estate Revenue	$1,955	$1,565	$3,834	$3,126
Interest Income	674	908	1,403	2,041
Other Income	310	312	651	745

Total Revenues	2,939	2,785	5,888	5,912

Operating Expenses:
Salary and Benefit Expenses	(808)	(1,322)	(1,488)	(2,084)
Facility Expenses	(316)	(349)	(620)	(675)
Building and Property Management Expenses	(468)	(835)	(973)	(1,419)
Management Fee Other Expense	(635)	(719)	(1,365)	(1,393)
Other Expenses	(1,586)	(1,285)	(3,105)	(2,974)

Total Operating Expenses	(3,813)	(4,510)	(7,551)	(8,545)

Operating Loss	(874)	(1,725)	(1,663)	(2,633)
Other Income (Expense):
Net Unrealized and Realized Gains on Securities	5,672	2,137	9,551	2,872
Write-down of Venture Capital Investments	—	(2,430)	—	(5,283)
Gain on Sale of Tas-Yurjah	—	7,303	—	7,303
Write-Off of Investment in Polish Real Estate Fund	—	(1,875)	—	(1,875)
Interest Expense	—	—	—	(1)

Total Other Income, Net	5,672	5,135	9,551	3,016

Income from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	4,798	3,410	7,888	383
Provision for Income Taxes	(1,422)	(1,028)	(2,682)	(1,006)

Income from Continuing Operations before Minority Interest and Equity Loss on Investment	3,376	2,382	5,206	(623)
Minority Interest (Expense) Income	(1,989)	2,263	(3,236)	4,892
Equity Loss on Venture Capital Investments	(356)	—	(385)	—

Net Income from Continuing Operations before Discontinued Operations	1,031	4,645	1,585	4,269
Discontinued Operations:
Net Income from Operations	—	545	—	212
Gain on Disposal	3	—	453	—

Net Income	$1,034	$5,190	$2,038	$4,481

Earnings Per Share—Basic and Diluted:
Continuing Operations	$0.18	$0.82	$0.28	$0.76
Discontinued Operations	—	0.10	0.08	0.03

Basic and Diluted Earnings Per share	$0.18	$0.92	$0.36	$0.79

Weighted Average Basic and Diluted Shares Outstanding	5,649	5,643	5,649	5,643

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net Income	$2,038	$4,481
Net Income from Discontinued Operations	453	212

Net Income from Continuing Operations	1,585	4,269
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities—
Depreciation and Amortization	399	576
Unrealized and Realized (Gains) Losses on Venture Capital, Marketable Securities, and Long-term Investments, Net	(9,239)	3,100
Gain on Sale of Tas-Yurjah	—	(7,303)
Write-Off of Investment in Polish Real Estate Fund	—	1,875
Cash Costs of Polish Real Estate Fund Liquidation	—	(1,590)
Minority Interest	3,236	(4,892)
Non-cash Interest Income on Note Receivable	(499)	(584)
Interest Earned on Restricted Cash	(16)	(42)
Changes in Operating Assets and Liabilities—
Other Current Assets	(5,848)	(26,921)
Other Long-term Assets	375	5,844
Accrued Expenses and Accounts Payable	(863)	(5,574)

Total Adjustments and Changes in Operating Assets and Liabilities	(12,455)	(35,511)

Net Cash Used in Continuing Operating Activities	(10,870)	(31,242)

Net Cash (Used In) Provided By Discontinued Operations	(72)	1,026

Cash Flows from Investing Activities:
Building	—	(81)
Net Proceeds from Sale of Tas-Yurjah	—	8,255
Net Proceeds from Sale of Russian Timber Operations	5,003	—
Purchase of Long-term Investments and Marketable Securities	(6,205)	(4,536)
Proceeds from Sale of Long-term Investments and Marketable Securities	15,973	4,545
Net Cash Flow from Other Investing Activities	—	1,022
Proceeds from Payment on Note Receivable	2,500	2,500

Net Cash Provided by Investing Activities	17,271	11,705

Cash Flows from Financing Activities:
Dividends Paid	(121)	—
Reclassification of Restricted Cash	(2,731)	369

Net Cash (Used in) Provided by Financing Activities	(2,852)	369

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	(22)
Net Increase (Decrease) in Cash and Cash Equivalents	3,477	(18,164)

Cash and Cash Equivalents, Beginning of Period	4,660	23,786

Cash and Cash Equivalents, End of Period	$8,137	$5,622

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

(1)    BACKGROUND AND BASIS OF PRESENTATION

Background

Harbor Global Company Ltd., a Bermuda limited duration company (“Harbor Global” or the “Company”), was formed in May 2000 as a wholly owned subsidiary of The Pioneer Group, Inc., a Delaware corporation (“Pioneer”), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution (“UniCredito”). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the “Distribution Agreement”), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the Merger Agreement and the Distribution Agreement and, on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the “Spin-off”). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

The Company’s assets primarily consist of the following: Russian real estate management and investment management operations; real estate management operations; and its other assets and operations (“Other”). Other includes approximately $25.6 million in cash and marketable securities held directly by Harbor Global of which $5 million is restricted to satisfy liabilities associated with Pioneer’s former gold mining operations and $1.8 million is restricted to satisfy a compensation liability payable to Harbor Global’s Chief Executive Officer. Other also includes a non-interest-bearing promissory note with an original face value of $13.8 million and a balance outstanding of $8.8 million, payable to Pioglobal Goldfields II Limited, a wholly-owned subsidiary of the Company (“Pioglobal Goldfields II”) and a $2.0 million non-interest bearing promissory note payable on May 28, 2003 from the sale of the Company’s Russian timber operations.

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before October 24, 2005, the Harbor Global board of directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one year periods.

Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company’s businesses.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership and, as a result, all United States federal income tax

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses have been and will be borne by its shareholders. The income tax provisions and deferred taxes included in the accompanying consolidated financial statements relate to the Company’s corporate subsidiaries that are located primarily in Russia.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

Consolidation

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of investments of Open Joint-Stock Company “PIOGLOBAL Investment Fund” (“PIOGLOBAL Investment Fund”) and venture capital investments.

Polish Venture Capital Investment

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund (formerly, the Pioneer Poland Fund) on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three and six months ended June 30, 2002, the Company recorded write-downs of approximately $325,000 on its investment. Prior to 2002, the Company fully consolidated the Prospect Poland Fund due to its role as general partner. The Company relinquished this position on November 1, 2001. For the three and six months ended June 30, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $2,430,000 and $5,283,000, respectively. Approximately 92% of the write-downs were attributable to minority shareholders.

Russian Investments

Russian investments consist of equity securities held in the portfolio of the PIOGLOBAL Investment Fund. Such securities are either classified as available-for-sale and recorded at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or as long-term investments.

Management has determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder’s equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. The Company classifies Russian investments that do not meet its liquidity threshold as long-term investments and carries such investments at cost with adjustments made for other-than-temporary impairment. Of the Company’s Russian investment portfolio, approximately $21.4 million and $18.8 million was carried at quoted market prices at June 30, 2002 and December 31, 2001, respectively.

Concentration of Risk

The Company’s operations are generally concentrated in Russia. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in foreign countries. The Company does not maintain political risk insurance for any of its businesses.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. For the three and six months ended June 30, 2001, the Company recorded approximately $71,000 and $143,000, respectively, of amortization. The Company no longer amortizes goodwill. There was no transitional adjustment resulting from the intangible asset impairment test. The following table reflects the adoption of SFAS No. 142 for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)		(In Thousands)
Reported Net Income	$1,034	$5,190	$2,038	$4,481
Goodwill Amortization	—	71	—	143

Adjusted Net Income	$1,034	$5,261	$2,038	$4,624

Basic and Diluted Earnings Per Share:
Reported	$0.18	$0.92	$0.36	$0.79
Goodwill Amortization	—	0.01	—	0.03

Adjusted	$0.18	$0.93	$0.36	$0.82

(3)    EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding not including contingently issuable shares. There are currently no potentially dilutive securities.

(4)    NOTE RECEIVABLE

As part of the Spin-off, Harbor Global succeeded to Pioneer’s rights and obligations relative to Pioneer’s earlier sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”). In connection with the sale to Ashanti, each of Pioglobal Goldfields II and Pioneer agreed to indemnify Ashanti for the breach of any representation or warranty of Pioglobal Goldfields II contained in the purchase agreement for an amount not to exceed the total purchase price actually paid by Ashanti to Pioglobal Goldfields II under the purchase agreement. The representations and warranties contained in the purchase agreement, other than those relating to tax and environmental issues, survived until June 19, 2002 and expired without claim. The tax and environmental representations and warranties survive until June 19, 2005. No claims under these representations and warranties are pending. Under the Distribution Agreement, Harbor Global has agreed to reimburse Pioneer for any liability it incurs in connection with any claim brought by Ashanti for indemnification under the purchase agreement.

As described above, Harbor Global succeeded to Pioneer’s rights and obligations. These included proceeds from the sale of the gold mining operation, including $5.0 million in cash, a $13.8 million non-interest bearing promissory note and the right to receive payments of up to $5.0 million, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing of the purchase agreement with Ashanti, it would return to Pioneer the lesser of $5.0 million or the proceeds received by Pioglobal Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. The foregoing liability is currently recorded as a $5.0 million note payable

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insomuch as management believes that this is the most likely settlement amount as of the balance sheet date. Additionally, $5.0 million has been set aside to satisfy this liability and is classified as long term restricted cash and investments. The terms of the promissory note obligate Ashanti to pay the face value over five years, with principal amounts of between $2.5 million and $3.75 million due annually.

As of June 30, 2002, the Company had received $5.0 million of the $13.8 million promissory note from Ashanti. For the three and six months ended June 30, 2002, the Company recognized interest income of approximately $217,000 and $499,000, respectively. For the three and six months ended June 30, 2001, the Company recognized interest income of approximately $261,000 and $585,000, respectively. The discounted carrying value of the promissory note is recorded as a long-term note receivable in the accompanying consolidated balance sheets.

(5)    COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2002 and 2001, the Company reported changes in stockholders’ equity and other comprehensive income (loss) as follows:

	Three Months Ended June 30,
	2002	2001
	(In Thousands)
Net Income	$1,034	$5,190
Net Unrealized Gains on Long term Marketable Securities (Net of deferred tax credit of $662,000 and minority interest of $1,004,000 for the three months ended June 30, 2002)	(1,044)	—

Total Comprehensive (Loss) Income	$(10)	$5,190

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
Net Income	$2,038	$4,481
Net Unrealized Gains on Long term Marketable Securities (Net of deferred taxes of $382,000 and minority interest of $910,000 for the six months ended June 30, 2002)	984	—

Total Comprehensive Income	$3,022	$4,481

(6)    RELATED PARTY TRANSACTIONS

The Company entered into an administration and liquidation agreement with Calypso Management LLC (“Calypso Management” or the “Manager”), under which the Manager manages the liquidation of the Company and operates the Company’s assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company’s President and Chief Executive Officer as well as the Company’s Chief Operating Officer and Chief Financial Officer.

Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets that are ultimately distributed to the Company’s shareholders, generally according to the following schedule:

—	with respect to the first $36 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 10% of such net proceeds;

—	with respect to the next $72 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

—	with respect to any additional net proceeds, Calypso Management shall receive a payment equal to 10% of such net proceeds.

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

For the three months ended June 30, 2002 and 2001, the Company incurred management fee expenses of approximately $635,000 and $719,000, respectively, related to the reimbursement of expenses. For the six months ended June 30, 2002 and 2001, the Company incurred management fee expenses of approximately $1,365,000 and $1,393,000, respectively, related to the reimbursement of expenses. Of this management fee, approximately $370,000 and $309,000 was outstanding at June 30, 2002 and 2001, respectively.

As of June 30, 2002, the Company has outstanding $1,450,000 owed to Calypso Management and payable on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001 and an estimate of $500,000 payable to Calypso Management based on an anticipated distribution from the sale of the Company’s Russian timber operations.

(7)    COMMITMENTS AND LEGAL PROCEEDINGS

On October 16, 1996, Pioglobal Omega, L.L.C. (“Pioglobal Omega”), a wholly-owned subsidiary of the Company, and the International Finance Corporation (“IFC”), an unrelated party, entered into a put and call agreement with respect to the IFC’s shares of the stock of Pioglobal First Russia, Inc. (“Pioglobal First Russia”), a majority-owned subsidiary of the Company. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, the IFC will have the right to cause Pioglobal Omega to purchase all of the IFC’s shares of Pioglobal First Russia common stock. From October 2004 to October 2006, upon written notice to the IFC, Pioglobal Omega will have the right to buy all of the IFC’s shares of Pioglobal First Russia common stock.

Under the administration and liquidation agreement, Harbor Global is obligated to pay a $1,800,000 signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global, subject to certain conditions, on October 24, 2002.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In written and oral communications, IFC, a minority shareholder of Pioglobal First Russia, has raised questions about the appropriateness of certain services that were charged to Pioglobal First Russia and its subsidiaries by Harbor Global, its predecessor, Pioneer, and certain of their affiliates. Harbor Global believes that these services were properly charged to Pioglobal First Russia and its subsidiaries.

(8)    DISCONTINUED OPERATIONS

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations based on a review of purchase proposals. On April 22, 2002, Harbor Global’s wholly owned subsidiary, Pioneer Forest, Inc. (“Pioneer Forest”) entered into a definitive agreement for the sale of its Russian timber business conducted through Closed Joint-Stock Company “Forest-Starma” (“Forest-Starma”). On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.5 million was payable in cash at the closing and $2.0 million is payable by a twelve month promissory note. At closing the cash received, net of cash given up, amounted to approximately $5.0 million. The promissory note is recorded in current assets as a note receivable in the accompanying consolidated balance sheets.

All representation and warranties made by the buyer and the seller under the purchase and sale agreement expire on the one-year anniversary of the closing date, except to the extent of claims, if any: (a) asserted in writing prior to such date identified as a claim for indemnification or (b) which are based on fraud by the seller or buyer, as the case may be; which shall survive until finally resolved and satisfied in full. The maximum aggregate liability of each of the buyer and seller under the indemnification provisions of the agreement is $1.5 million except for claims by the seller with respect to liabilities relating to the business and activities of Pioglobal Forest and Forest-Starma arising out of acts or omissions occurring following the closing.

Accordingly, the operating results of the discontinued Russian timber operations segment have been segregated from the results of continuing operations and are reported separately on the consolidated statement of operations for all periods presented. The assets and liabilities from the Russian timber operations segment are aggregated and reported separately on the consolidated balance sheet for the year ended December 31, 2001.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the results of the discontinued operations of the Russian timber segment for the three and six months ended June 30, 2002 and 2001, respectively:

	Three Months Ended June 30,
	2002	2001
	(Dollars in Thousands)
Revenues from Timber Sales	$4,029	$6,978

Net Income from Operations	992	545
Previously Accrued Estimate of Operating Losses	—	—
Change in Estimated Loss on Disposal of Russian Timber Operations	(989)	—

Net Income from Discontinued Russian Timber Operations	$3	$545

	Six Months Ended June 30,
	2002	2001
	(Dollars in Thousands)
Revenues from Timber Sales	$4,444	$7,343

Net Income from Operations	486	212
Previously Accrued Estimate of Operating Losses	506	—
Change in Estimated Loss on Disposal of Russian Timber Operations	(539)	—

Net Income from Discontinued Russian Timber Operations	$453	$212

(9)    FINANCIAL INFORMATION BY BUSINESS SEGMENT

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company presents its segment information for continuing operations using the management approach. The management approach is based on the way that management organizes the segments within a company for making operating decisions and assessing performance. The Company’s operating segments are organized around services and products provided, as well as geographic regions.

Previously the Company reported its Russian timber operations and Polish venture capital operations as separate segments. Due to the sale of the Russian timber operations segment, these results have been segregated from continuing operations. In 2001, the Company sold its general partnership interest in the Polish venture capital operations and as a result no longer reports these operations as a separate segment. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: management services

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	(Dollars In Thousands)
As of and for the three months ended June 30, 2002
Net Revenues and Sales	$2,367	$198	$374	$2,939

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	4,623	(262)	437	4,798
Provision for Income Taxes	(1,422)	—	—	(1,422)
Minority Interest Expense	(1,988)	—	—	(1,988)
Equity Loss on Venture Capital Investment	—	—	(356)	(356)

Net Income (Loss) from Continuing Operations	$1,213	$(262)	$81	$1,032

Depreciation	$196	$7	$—	$203

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	(Dollars In Thousands)
As of and for the three months ended June 30, 2001
Net Revenues and Sales	$1,941	$258	$586	$2,785

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	1,548	(2,620)	4,482	3,410
Provision for Income Taxes	(1,023)	—	(5)	(1,028)
Minority Interest (Expense) Income	(371)	—	2,634	2,263

Net Income (Loss) from Continuing Operations	$154	$(2,620)	$7,111	$4,645

Depreciation and Amortization	$285	$19	$3	$307

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	(Dollars In Thousands)
As of and for the six months ended June 30, 2002
Net Revenues and Sales	$4,693	$393	$802	$5,888

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	7,513	(536)	911	7,888
Provision for Income Taxes	(2,682)	—	—	(2,682)
Minority Interest Expense	(3,236)	—	—	(3,236)
Equity Loss on Venture Capital Investment	—	—	(385)	(385)

Net Income (Loss) from Continuing Operations	$1,595	$(536)	$526	$1,585

Depreciation	$385	$14	$—	$399

Total Assets	$74,359	$484	$33,295	$108,138

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	(Dollars In Thousands)
As of and for the six months ended June 30, 2001
Net Revenues and Sales	$3,963	$648	$1,301	$5,912

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	1,823	(3,010)	1,570	383
Provision for Income Taxes	(998)	—	(8)	(1,006)
Minority Interest (Expense) Income	(645)	—	5,537	4,892

Net Income (Loss) from Continuing Operations	$180	$(3,010)	$7,099	$4,269

Depreciation and Amortization	$532	$38	$6	$576

Total Assets	$52,859	$502	$84,141	$137,502

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The consolidated financial statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations and its real estate management operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the three and six months ended June 30, 2002 and 2001, respectively; Liquidity and Capital Resources; and Future Operating Results.

Previously the Company reported its Russian timber operations and Polish venture capital operations as separate segments. Due to the sale of the Russian timber operations segment on May 28, 2002, these results have been segregated from continuing operations. In 2001, the Company sold its general partnership interest in the Polish venture capital operations and as a result no longer reports these operations as a separate segment. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Consolidated Operations.

Harbor Global reported net income of $1.0 million ($0.18 per share) on revenues of $2.9 million in the second quarter of 2002 compared with net income of $5.2 million ($0.92 per share) on revenues of $2.8 million for the second quarter of 2001. Income from continuing operations was $1.0 million in the second quarter of 2002 compared to net income of $4.7 million in the second quarter of 2001. In the second quarter of 2001, the Company reported a gain of $7.3 million on the sale of its gold exploration subsidiary, Tas-Yurjah, offset by the $1.9 million write-off in 2001 of the Company’s investment in the Pioneer Polish Real Estate Fund (the “Fund”) and $0.2 million in legal expenses associated with the closure of the Fund. In addition, realized portfolio gains from the Russian real estate management and investment management operations increased by $1.5 million in the second quarter of 2002. Income from discontinued timber operations was $0.5 million in the second quarter of 2001.

For the six months ended June 30, 2002, the Company reported net income of $2.0 million ($0.36 per share) compared with net income of $4.5 million ($0.79 per share) for the first half of 2001. Net income from continuing operations was $1.6 million ($0.28 per share), a decrease of $2.7 million compared with net income from continuing operations of $4.3 million ($0.76 per share) during the first six months of 2001. The decrease was attributable primarily to the $7.3 million gain on the sale of Tas-Yurjah recorded in 2001, offset by a $2.9 million increase in realized portfolio gains from the Russian real estate management and investment management operations and the $1.9 million write-off associated with the closure of the Fund. Income from discontinued timber operations for the six months ended June 30, 2002 and 2001 was $0.4 million ($0.08 per share) and $0.2 million ($0.03 per share), respectively.

Set forth on the following table are the details of revenues and net income (loss) by business segment for each of the three and six months ended June 30, 2002 and 2001:

REVENUES AND NET INCOME
(Dollars in Millions)

	Revenues		Net Income (Loss)		Revenues		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Business Segment
Russian Real Estate Management and Investment Management Operations	$2.4	$1.9	$1.2	$0.2	$4.7	$4.0	$1.6	$0.2
Real Estate Management Operations	0.2	0.3	(0.3)	(2.6)	0.4	0.6	(0.5)	(3.0)
Other	0.3	0.6	0.1	7.1	0.8	1.3	0.5	7.1

Total from continuing operations	$2.9	$2.8	$1.0	$4.7	$5.9	$5.9	$1.6	$4.3

Income (loss) from discontinued operations	—	—	—	0.5	—	—	0.4	0.2

Totals	$2.9	$2.8	$1.0	$5.2	$5.9	$5.9	$2.0	$4.5

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported net income of $1.2 million for the second quarter 2002, an increase of $1.0 million compared with net income of $0.2 million reported in the second quarter of 2001. The increase was attributable to a $1.5 million increase in realized portfolio gains and $0.2 million of additional rental revenue from Meridian Commercial Tower, offset partially by $0.4 million of additional expenses related to the marketing and sales initiative of PIOGLOBAL Asset Management (formerly, Pioneer First Management Company) to increase assets and develop the Russian unit investment fund business and a $0.3 million increase in corporate overhead costs.

During the six months ended June 30, 2002, the Russian real estate management and investment management business reported net income of $1.6 million, an increase of $1.4 million compared with the corresponding period in 2001. The increase in income was attributable to a $2.9 million increase in realized portfolio gains. Additionally, increased occupancy at Meridian Commercial Tower resulted in $0.3 million of additional rental revenue. These increases were offset by an increase of $1.0 million in expenses related to PIOGLOBAL Asset Management’s previously discussed marketing and sales initiative and $0.8 million in corporate overhead expenses.

Real Estate Management Operations.

The real estate management operations reported losses of $0.2 million in the second quarter of 2002 compared with losses of $2.6 million in the second quarter of 2001. The $2.4 million decrease in losses was due primarily to the $1.9 million write-off of Harbor Global’s investment in the Fund during 2001, a $0.2 million reduction in legal expenses associated with the closure of the Fund, and a $0.1 million reduction in corporate overhead costs. Additionally, the Polish real estate operations, which were liquidated, reported a loss of $0.1 million. For the six months ended June 30, 2002, the real estate management operations reported losses of $0.5 million compared to losses of $3.0 million for the corresponding period in 2001. The $2.5 million decrease in losses is also attributable to the foregoing investment write-off and reduction in legal expenses, a $0.2 million reduction in corporate overhead costs and a loss of $0.2 million incurred by the Polish real estate operations during 2001.

Other.

Harbor Global’s other operations reported net income of $0.1 million for the three months ended June 30, 2002 compared to net income of $7.1 million for the corresponding period in 2001. The Company reported a gain of $7.3 million during the second quarter of 2001 from the sale of Tas-Yurjah. For the six months ended June 30, 2002, Harbor Global’s other operations reported income of $0.5 million compared to $7.1 million for the six months ended June 30, 2001. The $6.6 million decrease reflects the sale of Tas-Yurjah less $0.7 million of corporate overhead costs allocated to venture capital operations in 2001.

Discontinued Operations.

On April 22, 2002, the Company’s wholly owned subsidiary, Pioneer Forest, Inc. entered into a definitive agreement for the sale of its Russian timber operations segment for an aggregate purchase price of $7.55 million. The transaction closed on May 28, 2002. Based on the purchase price and costs incurred through the date of disposal, the Company recorded a credit of approximately $0.5 million in the first quarter of 2002. Income of $0.5 million and $0.2 million for the three and six months ended June 30, 2001, respectively, reflects operating income of the Russian timber operations.

All representation and warranties made by the buyer and the seller under the purchase and sale agreement expire on the one-year anniversary of the closing date, except to the extent of claims, if any: (a) asserted in writing prior to such date identified as a claim for indemnification or (b) which are based on fraud by the seller or buyer, as the case may be; which shall survive until finally resolved and satisfied in full. The maximum aggregate liability of each of the buyer and seller under the indemnification provisions of the agreement is $1.5 million except for claims by the seller with respect to liabilities relating to the business and activities of Pioglobal Forest and Forest-Starma arising out of acts or omissions occurring following the closing.

Liquidity and Capital Resources

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes, which were approximately $25.6 million as of June 30, 2002, of which $6.9 million is restricted. This represents a $5.6 million increase over the 2001 fiscal year end and is attributable principally to $5.5 million of proceeds from the sale of the Company’s Russian timber operations and the receipt of $2.5 million from Ashanti, less funding for operations during the first half of 2002. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

On May 23, 2002, the shareholders of PIOGLOBAL Investment Fund approved a dividend of approximately $3.1 million. The dividend will be paid over a period of one year beginning on September 1, 2002 to shareholders of record on April 4, 2002. Harbor Global expects to receive its proportionate share of such dividend in the amount of approximately $1.3 million after tax during the second half of 2002.

Future Operating Results

From time to time, management may make forward-looking statements in this Quarterly Report on Form 10-Q, in other documents that the Company files with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-Q), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Forward-looking statements are based on currently available information and management’s expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Described below are some of the important factors that could affect revenues or results of operations.

There can be no assurance that shareholders will be able to sell their Harbor Global common shares.

Harbor Global common shares are not listed on any securities exchange or on The Nasdaq Stock Market®.

Furthermore, Harbor Global does not intend to:

—	engage the services of any market maker;

—	facilitate the development of an active public trading market in Harbor Global common shares, or encourage others to do so;

—	place any advertisements in the media promoting an investment in Harbor Global; or

—	except as required by the Securities Exchange Act of 1934, collect or publish information about prices at which Harbor Global common shares may be traded.

Harbor Global cannot provide assurances as to the prices at which Harbor Global common shares may trade or provide assurances that shareholders will be able to sell their Harbor Global common shares.

The potential values to be realized upon the sale or liquidation of most of Harbor Global’s assets, if any, are speculative.

The potential values to be realized upon the sale of Harbor Global’s Russian real estate management and investment management operations, if any, are speculative.

A significant portion of Harbor Global’s Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Investment Fund, a company that invests in Russian real estate and, to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities of PIOGLOBAL Investment Fund. Consequently, Harbor Global may have difficulty selling some of its investment in PIOGLOBAL Investment Fund or causing PIOGLOBAL Investment Fund to liquidate some of its underlying assets, and may only be able to do so at prices, which may not reflect the long-term value of its investments.

Harbor Global’s businesses, particularly those conducted in emerging markets, are susceptible to numerous risks and uncertainties associated with international operations.

Harbor Global conducts business in countries outside of the United States, primarily in Russia. Harbor Global will continue to operate its international businesses until those businesses are liquidated and will continue to be subject to the risks of doing business internationally, including:

—	unexpected changes in regulatory requirements and underdeveloped legal systems in some countries;

—	tariffs and other trade barriers;

—	difficulties in staffing and managing foreign operations;

—	political and economic instability;

—	fluctuations in currency exchange rates;

—	restrictions on currency exchange and repatriation;

—	restrictions on foreign investment in its businesses; and

—	potentially adverse tax consequences.

For example, in recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. Accordingly, Harbor Global’s Russian real estate management and investment management operations involve significant risks, such as those listed above, which are not typically associated with developed markets. The liquidation of these businesses and the businesses Harbor Global operates in other emerging markets, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, these emerging markets.

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

Because Harbor Global’s assets are a diverse range of businesses and are generally located in countries in which successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or Mr. Hunter could have a material adverse effect upon Harbor Global’s results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global’s ability to liquidate its assets at prices that will enable Harbor Global to make meaningful distributions to its shareholders.

Mr. Kasnet and Mr. Hunter have both entered into employment agreements with Calypso Management. Mr. Kasnet’s employment agreement provides for a minimum term of two years and may be terminated by Mr. Kasnet upon 120 days prior written notice following the second anniversary of the distribution date. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, he will cease to be an officer of Harbor Global. In addition, if either Mr. Kasnet or Mr. Hunter terminates his employment before the second anniversary of the distribution date, he will forfeit his right to receive incentive compensation under the administration and liquidation agreement and his employment agreement. Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

Harbor Global will indemnify pioneer for some liabilities accruing after the spin-off.

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. For example, in connection with the sale of its gold mining operations in Ghana to Ashanti, Pioneer has agreed to indemnify Ashanti for claims arising under the purchase agreement before June 19, 2005 relating to its Ghanaian gold mining operations. Under the Distribution Agreement, Pioneer transferred Pioglobal Goldfields II, the Pioneer subsidiary through which Pioneer’s gold mining operations in Ghana were conducted, to Harbor Global. As a result of the transfer, Harbor Global is obligated to reimburse Pioneer in the event that Ashanti seeks indemnification for any claim. Harbor Global’s indemnification obligations to Pioneer in connection with the Ashanti purchase agreement are capped at the amount of the total purchase price paid by Ashanti to Pioglobal Goldfields II under the purchase agreement.

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

As a result of holding Harbor Global common shares, Harbor Global’s shareholders may recognize taxable income and be required to pay tax without a corresponding distribution of cash from Harbor Global to its shareholders.

For United States federal income tax purposes, Harbor Global is treated as a partnership. For United States federal income tax purposes, Harbor Global’s shareholders will be treated as partners in a Bermuda partnership and their Harbor Global common shares will represent partnership interests. Because of its classification as a partnership for United States federal income tax purposes, Harbor Global is not itself subject to United States federal income tax. Instead, items of income, gain, loss, deduction and expense will flow through to Harbor Global’s shareholders, and they will be required to include their allocable share of these items in computing their own United States federal income tax for each taxable year of Harbor Global. Cash distributions made by Harbor Global to its shareholders generally will not be taxable, except to the extent that those distributions exceed a shareholder’s adjusted tax basis in the Harbor Global common shares.

Harbor Global believes that one or more of the majority or minority owned foreign subsidiaries of Harbor Global may be classified as a foreign personal holding company or passive foreign investment company for United States federal income tax purposes. If any such subsidiary is classified as a foreign personal holding company or passive foreign investment company, Harbor Global’s shareholders may be required to recognize taxable income and pay tax with respect to a portion of the subsidiary’s income, even in the absence of the receipt of any payment of cash or other property from the subsidiary. The tax rules regarding foreign partnerships, foreign personal holding companies and passive foreign investment companies are complicated. Harbor Global’s shareholders should consult their tax advisors to determine the tax consequences to them of holding Harbor Global common shares.

Harbor Global will be subject to significant restrictions if it becomes an investment company.

Harbor Global intends to conduct its businesses and operations so as to avoid being required to register as an investment company. If, nevertheless, Harbor Global were to be required to register as an investment company, because Harbor Global is a foreign company, the Investment Company Act would prohibit Harbor Global and any person deemed to be an underwriter of Harbor Global’s securities from offering for sale, selling or delivering after sale, in connection with a public offering, any security issued by Harbor Global in the United States.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds, United States treasury bills and in overnight repurchase agreements backed by United States government securities. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at June 30, 2002 was approximately $3.1 million of cash and cash equivalents and approximately $30.1 million as marketable securities. Earnings from excess cash invested were approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2002, respectively. Based on excess cash invested at June 30, 2002, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.3 million additional pre-tax credit or charge to the statement of operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. Due to the hyperinflationary economy in the Russian Federation, the United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the statements of operations. To mitigate against currency translation risk the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at June 30, 2002.

(In Thousands)
Monetary Assets
Cash and Cash Equivalents	$9,461
Marketable Securities Held for Sale	32,335
Accounts Receivable	1,046

$42,842

Monetary Liabilities
Accounts Payable	$9,594

Net Position	$33,248

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written-down by $325,000 during the first half of 2002.

The PIOGLOBAL Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS 115. Those publicly traded equity investments that have evidenced a sufficient breadth and scope of market activity are valued based at the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investment is recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2002, the fair value of equity investments contained in long-term marketable securities aggregated $20.9 million. As a result, during the first half of 2002, the Company recorded net unrealized gains after deferred taxes and minority interest of $0.8 million as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In written and oral communications, IFC, a minority shareholder of Pioglobal First Russia, has raised questions about the appropriateness of certain services that were charged to Pioglobal First Russia and its subsidiaries by Harbor Global, its predecessor, Pioneer, and certain of their affiliates. Harbor Global believes that these services were properly charged to Pioglobal First Russia and its subsidiaries.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:    The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b)  Reports on Form 8-K:    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2002

HARBOR GLOBAL COMPANY LTD.

By:	/s/ DONALD H. HUNTER
Donald H. Hunter Chief Operating Officer Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1****	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

2.2***	Purchase Agreement dated April 22, 2002 between Successful Union Limited and Pioneer Forest, Inc.

3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1**	Specimen Common Share Certificate

10.1*	Assignment of Limited Liability Company Interest dated May 28, 2002 between Pioneer Forest, Inc. and Successful Union Limited

10.2*	Side Letter dated May 28, 2002 to Successful Union Limited from Pioglobal Forest, L.L.C. and Pioneer Forest, Inc.

10.3*	Promissory Note dated May 28, 2002 issued by Successful Union Limited in favor of Pioneer Forest, Inc.

10.4*	Form of Letter of Credit issued on May 24, 2002 by The Hongkong and Shanghai Banking Corporation Limited in favor of Pioneer Forest, Inc.

99.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350

99.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
***	Incorporated by reference to Harbor Global’s Report on Form 8-K (file number 000-30889) filed on April 30, 2002.
****	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.