Form 10-Q
period 2002-09-30
HARBOR GLOBAL CO LTD
filed 2002-11-12
CIK 1116616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 1, 2002, the Registrant had 5,655,311 common shares, par value $.0025 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$10,809	$4,660
Restricted Cash	5,824	4,440
Marketable Securities	22,377	19,653
Accounts Receivable	782	469
Note Receivable	2,000	—
Other Current Assets	1,063	940
Net Current Assets of Discontinued Operations	—	6,479

Total Current Assets	42,855	36,641
Long-Term Restricted Cash and Investments	5,000	5,000
Polish Venture Capital Investment	837	1,235
Marketable Securities	19,736	18,800
Long-term Investments	5,673	5,322
Building	22,869	23,370
Other Long-term Assets	1,029	1,022
Note Receivable	7,454	9,229
Goodwill	953	953

Total Assets	$106,406	$101,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,187	$1,299
Dividend Payable	3,909	2,549
Accrued Expenses	2,536	2,403
Accrued Fees Payable to Calypso Management	2,530	2,160
Amount Due to Officer on Compensation Liability	1,800	1,800
Foreign Taxes Payable	369	2,162

Total Current Liabilities	12,331	12,373
Deferred Taxes	2,065	2,086
Note Payable	5,000	5,000

Total Liabilities	19,396	19,459
Minority Interest	28,016	25,480

STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,649,311 shares issued and outstanding as of September 30, 2002 and December 31, 2001	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	62,768	62,768
Accumulated Deficit	(7,421)	(9,453)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities (Net of Deferred Taxes of $2,065 and $2,086 and Minority Interest of $2,668 and $2,953 as of September 30, 2002 and December 31, 2001, respectively)	3,633	3,304

Total Stockholders’ Equity	58,994	56,633

Total Liabilities and Stockholders’ Equity	$106,406	$101,572

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Real Estate Revenue	$1,971	$1,615	$5,805	$4,741
Interest Income	866	894	2,270	2,935
Other Income	607	410	1,258	1,155

Total Revenues	3,444	2,919	9,333	8,831

Operating Expenses:
Salary and Benefit Expenses	(717)	(1,046)	(2,205)	(3,130)
Facility Expenses	(318)	(325)	(938)	(1,000)
Building and Property Management Expenses	(549)	(528)	(1,522)	(1,947)
Management Fee Expense	(635)	(2,024)	(2,000)	(3,417)
Other Expenses	(1,306)	(1,056)	(4,411)	(4,034)

Total Operating Expenses	(3,525)	(4,979)	(11,076)	(13,528)

Operating Loss	(81)	(2,060)	(1,743)	(4,697)
Other Income (Expense):
Net Unrealized and Realized Gains on Securities	1,111	382	10,661	3,255
Write-down of Venture Capital Investments	—	—	—	(5,283)
Gain on Sale of Tas-Yurjah	—	—	—	7,303
Write-Off of Investment in Polish Real Estate Fund	—	—	—	(1,875)

Total Other Income, Net	1,111	382	10,661	3,400

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	1,030	(1,678)	8,918	(1,297)
Provision for Income Taxes	(471)	(278)	(3,154)	(1,282)

Income (Loss) from Continuing Operations before Minority Interest and Equity Loss on Investment	559	(1,956)	5,764	(2,579)
Minority Interest (Expense) Income	(522)	294	(3,758)	5,186
Equity Loss on Venture Capital Investments	(14)	—	(398)	—

Net Income (Loss) from Continuing Operations before Discontinued Operations	23	(1,662)	1,608	2,607
Discontinued Operations:
Net Loss from Operations	—	(1,192)	—	(980)
(Loss) Gain on Disposal	(29)	—	424	—

Net (Loss) Income	$(6)	$(2,854)	$2,032	$1,627

(Loss) Earnings Per Share—Basic and Diluted:
Continuing Operations	$—	$(0.29)	$0.28	$0.46
Discontinued Operations	—	(0.21)	0.08	(0.17)

Basic and Diluted (Loss) Earnings Per share	$—	$(0.50)	$0.36	$0.29

Weighted Average Basic and Diluted Shares Outstanding	5,649	5,643	5,649	5,643

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net Income	$2,032	$1,627
Net Income (Loss) from Discontinued Operations	424	(980)

Net Income from Continuing Operations	1,608	2,607
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities—
Depreciation and Amortization	597	855
Unrealized and Realized (Gains) Losses on Venture Capital, Marketable Securities, and Long-term Investments, Net	(10,416)	2,877
Gain on Sale of Tas-Yurjah	—	(7,303)
Write-Off of Investment in Polish Real Estate Fund	—	1,875
Cash Costs of Polish Real Estate Fund Liquidation	—	(1,590)
Minority Interest	3,758	(5,186)
Non-cash Interest Income on Note Receivable	(725)	(856)
Interest Earned on Restricted Cash	(23)	(59)
Changes in Operating Assets and Liabilities—
Other Current Assets	(3,160)	(26,179)
Other Long-term Assets	335	5,913
Accrued Expenses and Accounts Payable	(1,402)	(3,373)

Total Adjustments and Changes in Operating Assets and Liabilities	(11,036)	(33,026)

Net Cash Used in Continuing Operating Activities	(9,428)	(30,419)

Net Cash (Used In) Provided By Discontinued Operations	(100)	258

Cash Flows from Investing Activities:
Building	—	(81)
Net Proceeds from Sale of Tas-Yurjah	—	8,255
Net Proceeds from Sale of Russian Timber Operations	5,003	—
Purchase of Long-term Investments and Marketable Securities	(8,855)	(5,697)
Proceeds from Sale of Long-term Investments and Marketable Securities	18,536	5,299
Net Cash Flow from Other Investing Activities	—	1,473
Proceeds from Payment on Note Receivable	2,500	2,500

Net Cash Provided by Investing Activities	17,184	11,749

Cash Flows from Financing Activities:
Dividends Paid	(147)	—
Reclassification of Restricted Cash	(1,360)	(1,994)

Net Cash Used in Financing Activities	(1,507)	(1,994)

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	(86)
Net Increase (Decrease) in Cash and Cash Equivalents	6,149	(20,492)

Cash and Cash Equivalents, Beginning of Period	4,660	23,786

Cash and Cash Equivalents, End of Period	$10,809	$3,294

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

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

At present, the Company’s assets primarily consist of the following: Russian real estate management and investment management operations; real estate management operations; and the Company’s other assets and operations (“Other”). Other includes approximately $25.0 million in cash and marketable securities held directly by Harbor Global of which $5 million is restricted to satisfy liabilities associated with Pioneer’s former gold mining operations and $1.8 million was restricted to satisfy a compensation liability payable to Harbor Global’s Chief Executive Officer. Other also includes a non-interest-bearing promissory note with an original face value of $13.8 million and a balance outstanding of $8.8 million, payable to Pioglobal Goldfields II Limited, a wholly-owned subsidiary of the Company (“Pioglobal Goldfields II”) and a $2.0 million non-interest bearing promissory note payable on May 28, 2003 from the sale of the Company’s Russian timber operations.

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

Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Polish Venture Capital Investment

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three and nine months ended September 30, 2002, the Company recorded write-downs of approximately $0 and $325,000, respectively on its investment, which is included in equity loss on venture capital investments in the consolidated statement of operations. Prior to 2002, the Company fully consolidated the Prospect Poland Fund due to its role as general partner. The Company relinquished this position on November 1, 2001. For the three and nine months ended September 30, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $0 and $5,283,000, respectively. Approximately 92% of the write-down for the nine months ended September 30, 2002 was attributable to minority shareholders.

Russian Investments

Russian investments consist of equity securities held in the portfolio of the PIOGLOBAL Investment Fund. Such securities are either classified as available-for-sale and recorded at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or as long-term investments.

Management has determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder’s equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. The Company classifies Russian investments that do not meet its liquidity threshold as long-term investments and carries such investments at cost with adjustments made for other-than-temporary impairment. Of PIOGLOBAL Investment Fund’s equity portfolio, approximately $19.7 million of $25.4 million and $18.8 million of $24.1 million were carried at quoted market prices at September 30, 2002 and December 31, 2001, respectively.

Concentration of Risk

The Company’s operations are generally concentrated in Russia. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in foreign countries. The Company does not maintain political risk insurance for any of its businesses.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. For the three and nine months ended September 30, 2001, the Company recorded approximately $72,000 and $215,000, respectively, of amortization. The Company no longer amortizes goodwill. There was no transitional adjustment resulting from the intangible asset impairment test. The following table reflects the adoption of SFAS No. 142 for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)		(In Thousands)
Reported Net (Loss) Income	$(6)	$(2,854)	$2,032	$1,627
Goodwill Amortization	—	72	—	215

Adjusted Net (Loss) Income	$(6)	$(2,782)	$2,032	$1,842

Basic and Diluted Earnings (Loss) Per Share:
Reported	—	$(0.50)	$0.36	$0.29
Goodwill Amortization	—	0.01	—	0.04

Adjusted	$—	$(0.49)	$0.36	$0.33

(3)    EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding not including contingently issuable shares. There are currently no potentially dilutive securities.

(4)    NOTE RECEIVABLE

As part of the Spin-off, Harbor Global succeeded to Pioneer’s rights and obligations relative to Pioneer’s earlier sale of its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”). In connection with the sale to Ashanti, each of Pioglobal Goldfields II and Pioneer agreed to indemnify Ashanti for the breach of any representation or warranty of Pioglobal Goldfields II contained in the purchase agreement for an amount not to exceed the total purchase price actually paid by Ashanti to Pioglobal Goldfields II under the purchase agreement. The representations and warranties contained in the purchase agreement, other than those relating to tax and environmental issues, survived until June 19, 2002. The tax and environmental representations and warranties survive until June 19, 2005. Under the Distribution Agreement, Harbor Global has agreed to reimburse Pioneer for any liability it incurs in connection with any claim brought by Ashanti for indemnification under the purchase agreement.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, $5.0 million has been set aside to satisfy this liability and is classified as long term restricted cash and investments. The terms of the promissory note obligate Ashanti to pay the face value over five years, with principal amounts of between $2.5 million and $3.75 million due annually.

As of September 30, 2002, the Company had received $5.0 million of the $13.8 million promissory note from Ashanti. For the three and nine months ended September 30, 2002, the Company recognized interest income on the Ashanti note of approximately $226,000 and $725,000, respectively. For the three and nine months ended September 30, 2001, the Company recognized interest income of approximately $272,000 and $856,000, respectively. The discounted carrying value of the promissory note is recorded as a long-term note receivable in the accompanying consolidated balance sheets.

(5)    COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2002 and 2001, the Company reported changes in stockholders’ equity and other comprehensive income (loss) as follows:

	Three Months Ended September 30,
	2002	2001
	(In Thousands)
Net Loss	$(6)	$(2,854)
Net Unrealized (Losses) Gains on Long term Marketable Securities (Net of deferred tax credit of $403,000 and deferred tax expense of $572,000 and minority interest of $625,000 and $887,000 for the three months ended September 30, 2002 and September 30, 2001, respectively)	(656)	924
Foreign Currency Translation Adjustment	—	36

Total Comprehensive Loss	$(662)	$(1,894)

	Nine Months Ended September 30
	2002	2001
	(In Thousands)
Net Income	$2,032	$1,627
Net Unrealized Gains (Losses) on Long term Marketable Securities (Net of deferred tax credit of $21,000 and deferred tax expense of $572,000 and minority interest of $285,000 and $887,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively)	329	924
Foreign Currency Translation Adjustment	—	12

Total Comprehensive Income	$2,361	$2,563

(6)    RELATED PARTY TRANSACTIONS

On August 7, 2000, the Company entered into an administration and liquidation agreement with Calypso Management LLC (“Calypso Management” or the “Manager”), under which Calypso Management manages the liquidation of the Company and operates the Company’s assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company’s President and Chief Executive Officer as well as the Company’s Chief Operating Officer and Chief Financial Officer.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company’s shareholders, generally according to the following schedule:

—	with respect to the first $36 million in net proceeds to be distributed, Calypso Management shall receive a payment equal to 10% of such net proceeds;

—	with respect to the next $72 million in net proceeds to be distributed, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

—	with respect to any additional net proceeds to be distributed, Calypso Management shall receive a payment equal to 10% of such net proceeds.

Net proceeds do not include any unexpended portion of the $19.1 million contributed by Pioneer to Harbor Global at the time of the Spin-Off. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, the definition of net proceeds was amended so that the the Manager is now entitled to share in distributions of $5.4 million of the unexpended cash contributed by Pioneer. In addition, the proceeds received by Pioglobal Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed, if any. In accordance with the administration and liquidation agreement, net proceeds from the liquidation of Harbor Global’s assets, which occurred prior to the second anniversary of the distribution date and, to which Calypso Management was entitled, were aggregated and paid to Calypso Management on October 24, 2002, the second anniversary of the distribution date. Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

For the three months ended September 30, 2002 and 2001, the Company incurred management fee expenses of approximately $635,000 and $574,000, respectively, related to the reimbursement of expenses. For the nine months ended September 30, 2002 and 2001, the Company incurred management fee expenses of approximately $2,000,000 and $1,967,000, respectively, related to the reimbursement of expenses. Of this management fee, approximately $555,000 and $500,000 was outstanding at September 30, 2002 and 2001, respectively.

As of September 30, 2002, the Company had liabilities outstanding of $1,450,000 owed to Calypso Management, which were paid on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001, and an estimate of $525,000 payable to Calypso Management based on the distribution from the sale of the Company’s Russian timber operations.

(7)    COMMITMENTS

On October 16, 1996, Pioglobal Omega, L.L.C. (“Pioglobal Omega”), a wholly-owned subsidiary of the Company, Pioglobal First Russia, Inc. (“Pioglobal First Russia”), a majority-owned subsidiary of the Company and the International Finance Corporation (“IFC”), an unrelated party, entered into a put and call agreement with respect to IFC’s ownership of shares of stock of Pioglobal First Russia, Inc. Under this agreement, from October 2000 to October 2004, upon written notice to Pioglobal Omega, IFC will have the right to cause Pioglobal Omega to purchase all of IFC’s shares of Pioglobal First Russia common stock. From October 2004 to October 2006, upon written notice to IFC, Pioglobal Omega will have the right to buy all of IFC’s shares of Pioglobal First Russia common stock.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the administration and liquidation agreement, Harbor Global was obligated to pay a $1,800,000 signing and retention bonus to Stephen G. Kasnet, President and Chief Executive Officer of Harbor Global. In accordance with the administration and liquidation agreement, the bonus was paid on October 24, 2002.

As previously mentioned in the most recent Quarterly Report on Form 10-Q, in written and oral communications, IFC, a minority shareholder of Pioglobal First Russia, has raised questions about the appropriateness of certain services that were charged to Pioglobal First Russia and its subsidiaries by Harbor Global, its predecessor, Pioneer, and certain of their affiliates and about the settlement of a 1999 insurance claim relating to the operation of Pioneer Bank. Harbor Global believes that these services were properly charged to Pioglobal First Russia and its subsidiaries and that the 1999 insurance settlement was appropriate.

Noah Gotbaum filed a complaint against PIOGlobal Corporation, an indirect wholly-owned subsidiary of the Company (“PIOGlobal Corporation”), Pioneer and Pioneer Investment Management USA, Inc., in the Massachusetts Superior Court, Suffolk County. An amended complaint was served on PIOGlobal Corporation on October 25, 2002. The amended complaint alleges that Mr. Gotbaum was terminated as President and Chief Investment Officer of an investment fund managed by Pioneer. Mr. Gotbaum brings claims for breach of contract, violation of the Massachusetts Wage Act and Quantum Meruit and seeks unspecified monetary damages. The Company believes Mr. Gotbaum’s claims against it are without merit.

(8)    DISCONTINUED OPERATIONS

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations based on a review of purchase proposals. On April 22, 2002, Harbor Global’s wholly owned subsidiary, Pioneer Forest, Inc. (“Pioneer Forest”), entered into a definitive agreement for the sale of its Russian timber business conducted through Closed Joint-Stock Company “Forest-Starma” (“Forest-Starma”). On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.5 million was payable in cash at the closing and $2.0 million is payable by a twelve month promissory note. At closing the cash received, net of cash retained in the business, amounted to approximately $5.0 million. The promissory note is recorded in current assets as a note receivable in the accompanying consolidated balance sheets.

All representations and warranties made by the buyer or the seller under the purchase and sale agreement expire on the one-year anniversary of the closing date, except to the extent of claims, if any: (a) asserted in writing prior to such date identified as a claim for indemnification or (b) which are based on fraud by the seller or buyer, as the case may be; which shall survive until finally resolved and satisfied in full. The maximum aggregate liability of each of the buyer and seller under the indemnification provisions of the agreement is $1.5 million except for claims by the seller with respect to liabilities relating to the business and activities of Pioglobal Forest and Forest-Starma arising out of acts or omissions occurring following the closing.

Previously the Company reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment on May 28, 2002, these results have been segregated from continuing operations.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the results of the discontinued operations of the Russian timber segment for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,
	2002	2001
	(Dollars in Thousands)
Revenues from Timber Sales	$—	$4,313

Net Loss from Operations	—	(1,192)
Previously Accrued Estimate of Operating Losses	—	—
Change in Estimated Loss on Disposal of Russian Timber Operations	(29)	—

Net Loss from Discontinued Russian Timber Operations	$(29)	$(1,192)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in Thousands)
Revenues from Timber Sales	$4,444	$11,656

Net Income (Loss) from Operations	486	(980)
Previously Accrued Estimate of Operating Losses	506	—
Change in Estimated Loss on Disposal of Russian Timber Operations	(568)	—

Net Income (Loss) from Discontinued Russian Timber Operations	$424	$(980)

(9)    SUBSEQUENT EVENTS

On October 22, 2002, the Board of Directors of the Company declared a dividend of approximately $5.7 million or $1.00 per share on Harbor Global’s common shares. Pursuant to the administration and liquidation agreement, the Manager will receive a payment equal to 10% of such dividend or $0.10 per share. The balance of $5.1 million or $0.90 per share will be payable on November 22, 2002 to shareholders of record as of November 8, 2002.

On October 24, 2002, the Company issued 1,500 shares of its common stock to each of its four directors pursuant to, and in accordance with, the Company’s Non-Employee Director Share Plan. Pursuant to the plan, on each anniversary of October 24, 2000, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director’s service as a director.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: management services

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2002
Net Revenues and Sales	$2,763	$333	$348	$3,444

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	722	(244)	552	1,030
Provision for Income Taxes	(471)	—	—	(471)
Minority Interest Expense	(522)	—	—	(522)
Equity Loss on Venture Capital Investment		—	(14)	(14)

Net (Loss) Income from Continuing Operations	$(271)	$(244)	$538	$23

Depreciation	$189	$9	$—	$198

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2001
Net Revenues and Sales	$1,984	$336	$599	$2,919

Loss from Continuing Operations before Provision for Income Taxes and Minority Interest	(96)	(642)	(940)	(1,678)
Provision for Income Taxes	(271)	—	(7)	(278)
Minority Interest (Expense) Income	(22)	—	316	294

Net Loss from Continuing Operations	$(389)	$(642)	$(631)	$(1,662)

Depreciation and Amortization	$284	$9	$4	$297

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2002
Net Revenues and Sales	$7,456	$727	$1,150	$9,333

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	8,235	(781)	1,464	8,918
Provision for Income Taxes	(3,154)	—	—	(3,154)
Minority Interest Expense	(3,758)	—	—	(3,758)
Equity Loss on Venture Capital Investment	—	—	(398)	(398)

Net Income (Loss) from Continuing Operations	$1,323	$(781)	$1,066	$1,608

Depreciation	$574	$23	$—	$597

Total Assets	$72,950	$551	$32,905	$106,406

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2001
Net Revenues and Sales	$5,947	$984	$1,900	$8,831

Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest	1,723	(3,652)	632	(1,297)
Provision for Income Taxes	(1,267)	—	(15)	(1,282)
Minority Interest (Expense) Income	(667)	—	5,853	5,186

Net (Loss) Income from Continuing Operations	$(211)	$(3,652)	$6,470	$2,607

Depreciation and Amortization	$798	$47	$10	$855

Total Assets	$54,883	$590	$83,401	$138,874

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The consolidated financial statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations and its real estate management operations. During 2002, virtually all of the real estate management operations’ revenues were derived from managing the Meridian Commercial Tower for PIOGLOBAL Investment Fund. Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations for the three and nine months ended September 30, 2002 and 2001, respectively, Liquidity and Capital Resources, and Future Operating Results.

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

Results of Operations for the Three and Nine Months ended September 30, 2002 and 2001

Consolidated Operations.

Harbor Global broke even on revenues of $3.4 million in the third quarter of 2002 compared with a net loss of $2.9 million ($0.50 per share) on revenues of $2.9 million for the third quarter of 2001. Continuing operations also broke even for the third quarter of 2002 compared to a net loss of $1.7 million ($0.29 per share) in the third quarter of 2001. During the third quarter of 2001, the Company declared a distribution of $14.5 million to its shareholders and recorded management fees payable to the Manager of approximately $1.5 million in accordance with the administration and liquidation agreement. In addition, the Company recorded $0.4 million increase in realized portfolio gains from the Russian real estate and investment management operations. The loss from discontinued timber operations was $1.2 million ($0.21 per share) in the third quarter of 2001.

For the nine months ended September 30, 2002, the Company reported net income of $2.0 million ($0.36 per share) compared with net income of $1.6 million ($0.29 per share) for the nine months ended September 30, 2001. Net income from continuing operations was $1.6 million ($0.28 per share), a decrease of $1.0 million compared with net income from continuing operations of $2.6 million ($0.46 per share) during the first nine months of 2001. The decrease was attributable primarily to the $7.3 million gain recorded on the sale of Tas-Yurjah in 2001 and a $1.1 million increase in expenses during 2002 related to a marketing and sales initiative to increase assets and develop the Russian unit fund business. These decreases were offset partially by a $3.3 million increase in realized portfolio gains from the Russian real estate management and investment management operations and a $0.5 million revenue increase from Meridian Commercial Tower in 2002. In addition, the Company wrote-off a $1.9 million investment associated with the closure of the Pioneer Polish Real Estate Fund (the “Fund”) in 2001 and recorded $1.5 million in management fees payable to the Manager in connection with the 2001 distribution to shareholders. Income from discontinued timber operations for the nine months ended September 30, 2002 was $0.4 million ($0.08 per share). During the first nine months of 2001, the loss from discontinued timber operations was $1.0 million ($0.17 per share).

Set forth on the following table are the details of revenues and net income (loss) by business segment for each of the three and nine months ended September 30, 2002 and 2001:

REVENUES AND NET INCOME (LOSS)
(Dollars in Millions)

	Revenues		Net Income (Loss)		Revenues		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Business Segment
Russian Real Estate Management and Investment Management Operations	$2.8	$2.0	$(0.3)	$(0.4)	$7.5	$5.9	$1.3	$(0.2)
Real Estate Management Operations	0.3	0.3	(0.3)	(0.7)	0.7	1.0	(0.8)	(3.7)
Other	0.3	0.6	0.6	(0.6)	1.1	1.9	1.1	6.5

Total from continuing operations.	$3.4	$2.9	$—	$(1.7)	$9.3	$8.8	$1.6	$2.6

(Loss) Income from discontinued operations	—	—	—	(1.2)	—	—	0.4	(1.0)

Totals	$3.4	$2.9	$—	$(2.9)	$9.3	$8.8	$2.0	$1.6

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.3 million for the third quarter 2002 compared with a net loss of $0.4 million reported in the third quarter of 2001. The $0.1 million decrease in losses was attributable to a $0.4 million increase in realized portfolio gains and $0.2 million of additional rental revenue from Meridian Commercial Tower; offset partially by a $0.4 million increase in corporate overhead costs and $0.1 million of additional expenses related to the marketing and sales initiative of PIOGLOBAL Asset Management to raise assets and develop the Russian unit investment fund business.

During the nine months ended September 30, 2002, the Russian real estate management and investment management business reported net income of $1.3 million, an increase of $1.5 million compared with the corresponding period in 2001. The increase in income was attributable principally to a $3.3 million increase in realized portfolio gains. In addition, increased occupancy at Meridian Commercial Tower resulted in $0.5 million of additional rental revenue. These increases were offset, in part, by increases of $1.1 million in expenses related to the previously discussed marketing and sales initiative and $1.2 million in corporate overhead expenses reflecting the reallocation of such expenses as segments were discontinued.

Real Estate Management Operations.

The real estate management operations reported losses of $0.3 million in the third quarter of 2002 compared with losses of $0.7 million in the third quarter of 2001. The $0.4 million decrease in losses was due primarily to a reduction in corporate overhead costs. For the nine months ended September 30, 2002, the real estate management operations reported losses of $0.8 million compared to losses of $3.7 million for the corresponding period in 2001. During 2001, the Company commenced the closure of its Poland real estate operation and the Fund. Consequently, the $2.9 million decrease in losses is due to the $1.9 million write-off of Harbor Global’s investment in the Fund during 2001 and $0.2 million reduction in legal expenses associated with the closure of the Fund, a $0.6 million reduction in corporate overhead expenses and a reduction in losses of $0.2 million reported by the Company’s office in Poland during 2001.

Other.

Harbor Global’s other operations reported net income of $0.6 million for the three months ended September 30, 2002 compared to a net loss of $0.6 million for the corresponding period in 2001. The $1.2 million reduction in losses reflects $0.8 million in management fees associated with the sale of Tas-Yurjah, which were recorded in 2001 upon declaring a distribution to shareholders and $0.4 million of corporate overhead costs allocated to venture capital operations in 2001. For the nine months ended September 30, 2002, Harbor Global’s other operations reported income of $1.1 million compared to $6.5 million for the nine months ended September 30, 2001. The $5.4 million decrease reflects the $7.3 million gain on the sale of Tas-Yurjah less $1.1 million of corporate overhead costs allocated to venture capital operations in 2001 and the $0.8 million Calypso Management fee.

Discontinued Operations.

On April 22, 2002, the Company’s wholly owned subsidiary, Pioneer Forest, entered into a definitive agreement for the sale of its Russian timber operations segment for an aggregate purchase price of $7.55 million. The transaction closed on May 28, 2002. Based on the purchase price and costs incurred through the date of disposal, the Company recorded a credit of approximately $0.5 million in the first quarter of 2002. Losses of $1.2 million and $1.0 million for the three and nine months ended September 30, 2001, respectively, reflect operating losses of the Russian timber operations.

All representations and warranties made by the buyer or the seller under the purchase and sale agreement expire on the one-year anniversary of the closing date, except to the extent of claims, if any: (a) asserted in writing prior to such date identified as a claim for indemnification or (b) which are based on fraud by the seller or buyer, as the case may be; which shall survive until finally resolved and satisfied in full. The maximum aggregate liability of each of the buyer and seller under the indemnification provisions of the agreement is $1.5 million except for claims by the seller with respect to liabilities relating to the business and activities of Pioglobal Forest and Forest-Starma arising out of acts or omissions occurring following the closing.

Critical Accounting Policies.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and income. On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of Russian Investments classified as available-for-sale pursuant to SFAS 115, valuations of its Polish venture capital holdings, accrued management fees, and deferred taxes.

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

The Company retains an approximately 8% limited partnership interest in the Prospect Poland Fund. Polish venture capital investments within the Prospect Poland Fund are recorded at fair value as determined by the management of the Prospect Poland Fund. Unrealized and realized gains or losses are recorded in the Consolidated Statement of Operations. The Company analyzes the assumptions supporting changes in the fair value of these investments for appropriateness on a quarterly basis.

On August 7, 2000, Harbor Global entered into an administration and liquidation agreement with Calypso Management pursuant to which Calypso Management will manage the liquidation of Harbor Global and operate Harbor Global’s assets pending their liquidation. As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global’s assets, based upon a predetermined schedule, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off. Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

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

Liquidity and Capital Resources

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes, which were approximately $25.0 million as of September 30, 2002, of which $6.9 million was restricted. This represents a $5.0 million increase over the 2001 fiscal year end and is attributable principally to $5.5 million of proceeds from the sale of the Company’s Russian timber operations and the receipt of $2.5 million from Ashanti, less funding for operations during the first half of 2002. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

On May 23, 2002, the shareholders of PIOGLOBAL Investment Fund approved a dividend of approximately $3.1 million. The dividend will be paid over a period of one year beginning on September 1, 2002 to shareholders of record on April 4, 2002. Harbor Global expects to receive its proportionate share of such dividend in the amount of approximately $1.3 million after tax during the fourth quarter of 2002.

On October 22, 2002, the Board of Directors of the Company declared a dividend of approximately $5.7 million or $1.00 per share on Harbor Global’s common shares. Pursuant to the administration and liquidation agreement, Harbor Global will receive a payment equal to 10% of such dividend or $0.10 per share. The balance of $5.1 million or $0.90 per share will be payable on November 22, 2002 to shareholders of record as of November 8, 2002.

Future Operating Results

From time to time, management may make forward-looking statements in this Quarterly Report on Form 10-Q, in other documents that the Company files with the Securities and Exchange Commission (including exhibits and those documents incorporated by reference into the Form 10-Q), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include, but are not limited to, those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Forward-looking statements are based on currently available information and management’s expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Management assumes no obligation to update any such forward-looking statements. Described below are some of the important factors that could affect revenues or results of operations.

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

For example, in recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. Accordingly, Harbor Global’s Russian real estate management and investment management operations involve significant risks, such as those listed above, which are not typically associated with developed markets. The liquidation of these businesses, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, these emerging markets.

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

Mr. Kasnet and Mr. Hunter have both entered into employment agreements with Calypso Management. Mr. Kasnet’s employment agreement provides for an initial term of two years and may be terminated by Mr. Kasnet upon 120 days prior written notice following the second anniversary of the distribution date. On October 22, 2002, Mr. Kasnet’s employment was extended for an additional period of 18 months, commencing on October 24, 2002, in accordance with the administration and liquidation agreement and his employment agreement. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, he will cease to be an officer of Harbor Global. In addition, Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds, United States treasury bills and in overnight repurchase agreements backed by United States government securities. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at September 30, 2002 was approximately $8.8 million of cash and cash equivalents and approximately $29.0 million as marketable securities. Earnings from excess cash invested were approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2002, respectively. Based on excess cash invested at September 30, 2002, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.4 million additional pre-tax credit or charge to the statement of operations for the year.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at September 30, 2002.

(In Thousands)
Monetary Assets
Cash and Cash Equivalents	$5,523
Marketable Securities Held for Sale	35,331
Accounts Receivable	1,496

$42,350

Monetary Liabilities
Accounts Payable	$8,243

Net Position	$34,107

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written-down by $325,000 during the first nine months of 2002.

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

Otherwise, the investment is recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. At September 30, 2002 and December 31, 2001, the fair value of equity investments contained in long-term marketable securities aggregated $19.7 million and $18.8 million, respectively. As a result, during the first nine months of 2002, the Company recorded net unrealized gains after deferred taxes and minority interest of $0.3 million as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

Item 4.    Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As previously mentioned in the most recent Quarterly Report on Form 10-Q, in written and oral communications, IFC, a minority shareholder of Pioglobal First Russia, has raised questions about the appropriateness of certain services that were charged to Pioglobal First Russia and its subsidiaries by Harbor Global, its predecessor, Pioneer, and certain of their affiliates and about the settlement of a 1999 insurance claim relating to the operation of Pioneer Bank. Harbor Global believes that these services were properly charged to Pioglobal First Russia and its subsidiaries and that the 1999 insurance settlement was appropriate.

Noah Gotbaum filed a complaint against PIOGlobal Corporation, an indirect wholly-owned subsidiary of the Company (“PIOGlobal Corporation”), Pioneer and Pioneer Investment Management USA, Inc., in the Massachusetts Superior Court, Suffolk County. An amended complaint was served on PIOGlobal Corporation on October 25, 2002. The amended complaint alleges that Mr. Gotbaum was terminated as President and Chief Investment Officer of an investment fund managed by Pioneer. Mr. Gotbaum brings claims for breach of contract, violation of the Massachusetts Wage Act and Quantum Meruit and seeks unspecified monetary damages. The Company believes Mr. Gotbaum’s claims against it are without merit.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:    The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b)  Reports on Form 8-K:    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002

HARBOR GLOBAL COMPANY LTD.

/s/ DONALD H. HUNTER
Donald H. Hunter Chief Operating Officer Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

CERTIFICATIONS

I, Stephen G. Kasnet, Chief Executive Officer of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Harbor Global Company Ltd.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ STEPHEN G. KASNET
Stephen G. Kasnet Chief Executive Officer

CERTIFICATIONS

I, Donald H. Hunter, Chief Financial Officer of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Harbor Global Company Ltd.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ DONALD H. HUNTER
Donald H. Hunter Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1***	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1**	Specimen Common Share Certificate

10.1*	Letter dated October 22, 2002 from the Board of Directors of Harbor Global Company Ltd. to Calypso Management LLC

99.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
***	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.