Form 10-K
period 2002-12-31
HARBOR GLOBAL CO LTD
filed 2003-03-11
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 000-30889

Harbor Global Company Ltd.

(Exact Name of Registrant as Specified in its Charter)

Bermuda (State of Other Jurisdiction of Incorporation or Organization)	52-2256071 (I.R.S. Employer Identification No.)

One Faneuil Hall Marketplace

Boston, Massachusetts 02109

(617) 878-1600

(address, including Zip Code, and Telephone Number, including Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(g) of the Act: common shares, $.0025 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 28, 2002, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $34,520,374.75.

As of March 1, 2003, the registrant had 5,655,311 common shares, par value $.0025 per share, issued and outstanding.

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

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before October 24, 2005, the Harbor Global board of directors (“Board of Directors”), in its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one year periods.

At December 31, 2002, Harbor Global’s assets consisted primarily of the following:

•	Russian real estate management and investment management operations

•	Real estate management operations

•	Other:
—	approximately $16.2 million in cash, cash equivalents and marketable securities held directly by Harbor Global, including approximately $5.0 million of long-term restricted cash

—	a non-interest-bearing promissory note with a face value of $13.8 million, of which $8.8 million remained outstanding at December 31, 2002, payable to Pioglobal Goldfields II Limited, a wholly owned subsidiary of the Company

—	a $2.0 million non-interest-bearing promissory note, all of which remained outstanding at December 31, 2002, payable to Pioneer Forest, Inc. (“Pioneer Forest”), a wholly owned subsidiary of the Company

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

On June 8, 2001, Harbor Global sold its Russian gold exploration operations through the sale of its gold exploration subsidiary Closed Joint-Stock Company “Tas-Yurjah” Mining Company (“Tas-Yurjah”), located in the Khabarovsk Territory of the Russian Far East, to a Russian gold mining and exploration company for an aggregate purchase price of approximately $8.5 million.

On April 22, 2002, Pioneer Forest entered into a definitive agreement for the sale of its Russian timber business conducted through Closed Joint-Stock Company “Forest-Starma” (“Forest-Starma”). On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to a

British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.55 million was paid in cash at the closing and $2.0 million is payable to Pioneer Forest on May 28, 2003 pursuant to a twelve-month non-interest-bearing promissory note. The Company’s Board of Directors approved the disposition of the Russian timber operations on February 5, 2002, and accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation in 2001.

On December 18, 2002, Pioglobal Omega, L.L.C., a wholly owned subsidiary of the Company, acquired from International Finance Corporation, a member of the World Bank Group (the “IFC”), the IFC’s 18.35% minority interest in Pioglobal First Russia, Inc. (formerly Pioneer First Russia, Inc.) (“Pioglobal First Russia”). In connection with this purchase, the Company resolved with the IFC questions previously raised by the IFC regarding the adequacy of a 1999 insurance settlement and the appropriateness of certain services charged to Pioglobal First Russia and its affiliates.

Financial information by segment and geographic area for each of the business segments can be found in Note 15 to the Company’s Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment can be found in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information regarding each business segment and Harbor Global in general is set forth below.

Harbor Global owns and operates all of its assets through a direct majority-owned subsidiary, Harbor Global II Ltd. (“Harbor Global II”). Harbor Global owns 99% of the share capital of Harbor Global II, and HGC Ltd. (“HGC”), a wholly owned subsidiary of Harbor Global, owns the remaining 1% of the share capital of Harbor Global II. Some of Harbor Global’s assets are held directly by Harbor Global II, and some assets are held indirectly by Harbor Global II through HGCL Ltd. (“HGCL”), a wholly owned subsidiary of Harbor Global II. Harbor Global II, HGCL and HGC are Bermuda limited duration companies, and under their memorandums of association, each will liquidate concurrently with the liquidation of Harbor Global.

Stephen G. Kasnet is the President and Chief Executive Officer, and Donald H. Hunter is the Chief Operating Officer and Chief Financial Officer, of Harbor Global. Mr. Kasnet was formerly the President, and Mr. Hunter was formerly the Chief Operating Officer and Senior Vice President, of Pioneer Global Investments, a division of Pioneer. As officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all of the businesses that are now owned or operated by Harbor Global. Prior to the distribution, Harbor Global entered into an administration and liquidation agreement with Calypso Management LLC (“Calypso Management”) under which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global’s assets as going concern businesses pending their liquidation. Calypso Management is owned and operated by Mr. Kasnet and Mr. Hunter. Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer, Chief Financial Officer and Treasurer, of Calypso Management.

Because Harbor Global’s assets are primarily located in the Russian Federation (“Russia”), a country in which successfully operating and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. In order to induce Mr. Kasnet and Mr. Hunter to become officers of Harbor Global and manage its liquidation, Harbor Global entered into an agreement under which Mr. Kasnet and Mr. Hunter would receive a portion of net proceeds distributed in connection with the liquidation. Calypso Management was created, in large part, to provide a vehicle for Mr. Kasnet and Mr. Hunter to allocate the incentive compensation they receive among themselves and other employees of Calypso Management who provide valuable assistance in connection with the administration and liquidation of Harbor Global’s assets. Harbor Global pays the operating expenses of Calypso Management, and in general, as compensation for Calypso Management’s services, Harbor Global pays Calypso Management up to 10% of the net proceeds distributed from the liquidation of Harbor Global’s assets. Harbor Global does not believe that the terms of the administrative and liquidation agreement negotiated with Calypso Management are more favorable than the terms, if any, on which Harbor Global could have negotiated a similar arrangement with an unaffiliated third party.

Harbor Global conducts business primarily in Russia. For the year ended December 31, 2002, nearly all of Harbor Global’s revenues were derived from operations in Russia. Harbor Global’s businesses and assets are described below, together with the principal strategies that Harbor Global currently intends to employ to sell or liquidate its assets.

RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT OPERATIONS

Harbor Global’s Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, L.L.C. (“Pioglobal Omega”). Prior to December 18, 2002, Pioglobal Omega owned an 81.65% interest in Pioglobal First Russia, and the IFC owned an 18.35% interest in Pioglobal First Russia. On December 18, 2002, Pioglobal Omega acquired the IFC’s 18.35% minority interest in Pioglobal First Russia. In connection with this purchase, the Company resolved with the IFC questions previously raised by the IFC regarding the adequacy of a 1999 insurance settlement and the appropriateness of certain services charged to Pioglobal First Russia and its affiliates.

Pioglobal First Russia, now a wholly owned subsidiary of Pioglobal Omega, operates through two subsidiaries, Closed Joint-Stock Company “PIOGLOBAL Asset Management”, an investment management company (“PIOGLOBAL Asset Management”), and Closed Joint-Stock Company “PIOGLOBAL Services”, an information technology services company (“PIOGLOBAL Services”). Both PIOGLOBAL Asset Management and PIOGLOBAL Services are Russian joint stock companies. During 2002, both PIOGLOBAL Asset Management and PIOGLOBAL Services were wholly owned subsidiaries of Pioglobal First Russia. However, in January 2003, an aggregate of ten percent of Pioglobal First Russia’s shares in PIOGLOBAL Asset Management were awarded to two officers of PIOGLOBAL Asset Management. Accordingly, Pioglobal First Russia currently owns 90% of PIOGLOBAL Asset Management’s shares.

In addition, Pioglobal Omega, through its two wholly owned Delaware subsidiaries, Luscinia, L.L.C. and Theta Enterprises, L.L.C., holds an approximately 52% interest in Open Joint-Stock Company “PIOGLOBAL Investment Fund” (“PIOGLOBAL Investment Fund”), a Russian joint-stock company managed by Pioglobal Asset Management. Currently, approximately two million Russian stockholders hold the remaining approximately 48% interest in PIOGLOBAL Investment Fund.

PIOGLOBAL Investment Fund.    PIOGLOBAL Investment Fund is Harbor Global’s principal asset. PIOGLOBAL Investment Fund invests directly in real estate and to a lesser extent, securities of Russian companies. A significant portion of the assets of PIOGLOBAL Investment Fund consists of its ownership of the Meridian Commercial Tower, an 18-story, 22,600 square meter office building in Moscow, Russia. The Meridian Commercial Tower, primarily occupied by U.S. and European corporate tenants, is managed by PREA, L.L.C. (“PREA”), Harbor Global’s real estate management subsidiary. PIOGLOBAL Investment Fund has agreed to pay PREA a property management fee of 5% of gross revenues less any value-added taxes or similar taxes.

PREA leases the Meridian Commercial Tower from PIOGLOBAL Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee described above and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Investment Fund and PREA expires in 2011.

The remaining assets of PIOGLOBAL Investment Fund primarily consist of real estate related securities, including a 25% interest in the Cosmos Hotel, located in Moscow, Russia, and securities in Russian companies, some of which are illiquid.

PIOGLOBAL Asset Management.    Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Investment Fund, PIOGLOBAL Asset Management provides management services to PIOGLOBAL Investment Fund for an annual fee of 5% of gross assets less any value added taxes or similar taxes.

PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds. As compensation for its investment management services, PIOGLOBAL Asset Management receives annual management fees ranging between one percent and three and six-tenths of a percent of the net asset value of the unit funds. In addition, PIOGLOBAL Asset Management provides trust management services to institutional and high net worth clients for which it receives an annual average management fee of approximately 2% of the net asset value of trust assets under management.

PIOGLOBAL Services.    PIOGLOBAL Services provides information technology services to PIOGLOBAL Investment Fund and the three unit funds managed by PIOGLOBAL Asset Management for an annual fee of approximately $333,000. In 2002, PIOGLOBAL Services’ operations were supported solely by this fee.

In 2002, 2001, and 2000, Harbor Global’s Russian real estate management and investment management operations reported revenues and net (loss) income from continuing operations as shown in the table below:

	2002	2001	2000
	(In Millions)
Revenues	$10.1	$8.7	$9.0
Net (Loss) Income	$(0.1)	$0.9	$3.9

In 2002, revenues from the PIOGLOBAL Investment Fund comprised approximately 73% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 83% of the revenues of PIOGLOBAL Investment Fund and approximately 76% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations. Harbor Global believes that a loss of one or a few tenants of the Meridian Commercial Tower would not have a material adverse effect on this segment. The Company maintains comprehensive property insurance covering the full replacement cost of the building, value added taxes incurred during any reconstruction and up to three years of lost rental revenue during any reconstruction period. Harbor Global does not maintain political risk insurance for the PIOGLOBAL Investment Fund or any of its businesses.

Minority Interest in Pioglobal First Russia.    In connection with the minority investment of the IFC in Pioglobal First Russia, the IFC, Pioglobal Omega and Pioglobal First Russia entered into a stockholders agreement and a put and call agreement. All rights and obligations of the IFC, Pioglobal Omega and Pioglobal First Russia under the stockholders agreement and put and call agreement terminated as of December 18, 2002 simultaneously with the purchase by Pioglobal Omega of the IFC’s minority investment in Pioglobal First Russia.

Asset Realization Strategy.    PIOGLOBAL Asset Management is seeking to increase the value of the PIOGLOBAL Investment Fund through a process of restructuring the PIOGLOBAL Investment Fund portfolio by:

—	selling securities which are considered illiquid;

—	increasing the value of its real estate holdings;

—	investing in real estate and in more liquid securities;

—	improving the value of its investments in portfolio companies through active board representation; and

—	exploring alternatives to reduce the number of PIOGLOBAL Investment Fund stockholders.

In addition, PIOGLOBAL Asset Management is seeking to increase assets under management for the three Russian unit investment funds it manages, its institutional trust management business, and new products expected to be offered in 2003. PIOGLOBAL Asset Management is also actively seeking to jointly market and distribute its products by establishing relationships with a number of independent commercial banks in Russia. In this connection, PIOGLOBAL Asset Management has established three sales offices in Moscow, leasing prime retail space from two independent commercial banks in Russia. Additionally, PIOGLOBAL Asset Management maintains several other points of sale within branches of independent commercial banks, located primarily in Moscow, and at its corporate office, also located in Moscow. PIOGLOBAL Asset Management has also upgraded and expanded the scope of its institutional sales force.

Competition.    PIOGLOBAL Asset Management occupies a leading position in Russia with respect to assets under management for its open-end unit funds and trust management services. As of January 10, 2003, PIOGLOBAL Asset Management’s approximately $17.9 million in net assets under management comprised approximately 20% of total unit fund and trust fund assets under management in Russia. PIOGLOBAL Asset Management has seven significant competitors, with aggregate net assets under management comprising 67% of the remainder of the market. PIOGLOBAL Asset Management is seeking to increase its assets under management by competing for retail, institutional and high net worth investors. However, some of its competitors have substantially greater resources to attract such investors. Several factors affect competitive conditions in the Russian unit fund business, including the outlook for the Russian economy, levels of personal disposable income and consumer confidence in the Russian financial services system.

Employees.    At December 31, 2002, Pioglobal First Russia and its subsidiaries, together with PIOGLOBAL Investment Fund, employed 65 persons.

REAL ESTATE MANAGEMENT OPERATIONS

Harbor Global’s real estate management operations are conducted by PREA. PREA is based in Boston and conducts its operations in Russia through a representative office in Moscow. In 2002, virtually all of PREA’s revenues were derived from managing the Meridian Commercial Tower for PIOGLOBAL Investment Fund. PREA also provides advisory services to third parties. The scope of its advisory services includes property management, facilities management, development management, feasibility and valuation analysis, fund management and corporate advisory services.

Prior to April 2001, PREA also provided real estate investment opportunities in Poland to institutional investors through a pooled investment fund, the Pioneer Polish Real Estate Fund, S.A. (the “Polish Real Estate Fund”). In April 2001, Harbor Global announced its intention to liquidate the Polish Real Estate Fund. In connection with the liquidation, PREA purchased all of the shares of the Polish Real Estate Fund held by the Polish Real Estate Fund’s unaffiliated investors for an aggregate purchase price of $1.59 million. The purchase, which closed during April 2001, relieved Harbor Global of its obligation to make capital contributions to the Polish Real Estate Fund in the amount of approximately $5.4 million pursuant to the Subscription and Shareholders’ Agreement dated as of October 20, 1999 by and among the Polish Real Estate Fund and the investors. Harbor Global wrote-off its investment in the Polish Real Estate Fund, which is included in other income (expense), in the second quarter of 2001. During 2002, the Company liquidated the Polish Real Estate Fund and PREA Poland Sp. z o.o., the subsidiary through which it previously conducted its real estate management business in Poland, and received a distribution of approximately $0.3 million in 2002 in connection with the liquidations.

Asset Realization Strategy.    The asset realization strategy for PREA’s Moscow operation will continue to be inextricably linked to that of the Meridian Commercial Tower unless PREA is successful in attracting a significant core of third-party customers.

Employees.    At December 31, 2002, PREA and its subsidiaries had 30 employees, including one expatriate employee provided by PIOGlobal Corporation, a Delaware corporation and indirect wholly owned subsidiary of Harbor Global.

OTHER

Cash and Marketable Securities

Cash, cash equivalents and marketable securities held directly by Harbor Global at December 31, 2002 totaled approximately $16.2 million, including long-term restricted cash of $5.0 million to satisfy the note payable associated with Pioneer’s former gold mining operations.

Ashanti Proceeds

In May 2000, Pioglobal Goldfields II Limited sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited for an $18.8 million base purchase price plus additional payments of up to $5 million, contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000, $5 million of the base purchase price was paid to Pioglobal Goldfields II in cash and $13.8 million of the base purchase price was paid in the form of a non-interest-bearing promissory note. Under the promissory note, Ashanti is obligated to pay the purchase price over five years, with principal amounts of between $2.5 million and $3.75 million due annually, as specified in the purchase agreement. At December 31, 2002 the Company had received $5.0 million of the $13.8 million promissory note from Ashanti.

With respect to the additional contingent payments referenced above, Ashanti is required to pay Pioneer Goldfields II $250,000 each calendar quarter commencing on April 1, 2001 and ending March 31, 2006 during which:

•	generally, the average price of gold (which shall be the London pm fix spot price), based on the London pm fix spot price per troy ounce of loco London good delivery bullion of not less than 0.995 fineness, is at least $325 per ounce; and

•	at least 35,000 troy ounces of gold are produced from the processing of ore located on property covered by mining leases between the Government of Ghana and the gold mining operation sold by Pioglobal Goldfields II to Ashanti.

The conditions described above were not met during any calendar quarter ending on or before December 31, 2002. Accordingly, assuming each of the conditions described above are met during each calendar quarter after December 31, 2002 through March 31, 2006, the maximum supplemental payment Pioglobal Goldfields II could receive from Ashanti is $3.25 million.

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

Polish Venture Capital Investment

Harbor Global holds minority interests in two venture capital partnerships, Prospect Poland U.S., L.P. (formerly “Pioneer Poland U.S., L.P.”) and Prospect Poland UK, L.P. (formerly “Pioneer Poland UK, L.P.”) Together, the venture capital partnerships constitute the Prospect Poland Fund (formerly the “Pioneer Poland Fund”). Until November 1, 2001, Pioglobal Poland U.S. (Jersey) Ltd., previously a wholly owned subsidiary of Harbor Global, held a 7.2% interest in Prospect Poland U.S., L.P., an approximately 9.2% interest in Prospect Poland UK, L.P. and a 59.5% interest in the general partner of the Prospect Poland Fund. In addition, until that time, Pioglobal Management (Jersey) Limited, formerly a wholly owned subsidiary of the Company, managed the Prospect Poland Fund together with European Convergence Partners, Sp. z o.o., another formerly wholly owned subsidiary of the Company and subadvisor of the Prospect Poland Fund. On November 1, 2001, Harbor Global sold the manager and subadvisor of the Prospect Poland Fund and its general partner interest in the Prospect Poland Fund to AIB WBK Fund Management, Sp. z o.o. for nominal consideration through the sale of Pioglobal Poland U.S. (Jersey) Ltd., Pioneer Management (Jersey) Limited and European Convergence Partners Sp. z o.o. Harbor Global retained its 7.2% and 9.2% interests in Prospect Poland U.S., L.P. and Prospect Poland UK L.P., respectively.

At December 31, 2002, the Prospect Poland Fund had received approximately $60.6 million in committed capital of which approximately $51.9 million had been invested in 10 privately held Polish companies engaged in:

—	computer distribution;

—	stainless steel distribution;

—	the restaurant business;

—	food distribution;

—	wood products manufacturing;

—	automotive parts distribution;

—	book distribution;

—	the video rental business; and

—	disposable diaper manufacturing.

In recent years, the Company has significantly written-down the carrying values of the underlying portfolio investments. Accordingly, the estimated market value of the portfolio at December 31, 2002 was approximately $12 million, and Harbor Global’s minority interest in the portfolio was approximately $0.8 million.

DISCONTINUED OPERATIONS

Russian Timber Operations

On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.55 million was paid in cash at the closing and $2.0 million is payable to Pioneer Forest on May 28, 2003 pursuant to a twelve-month non-interest-bearing promissory note. At closing, the cash received by Pioneer Forest, net of cash retained in Forest-Starma, amounted to approximately $5.0 million. The promissory note is recorded in current assets as a note receivable in the accompanying consolidated balance sheets.

Pioneer Forest has agreed to indemnify the purchaser for breach of any representations and warranties made by Pioneer Forest. This indemnification obligation terminates on May 28, 2003, except with respect to any claim that is: (a) properly asserted in writing prior May 28, 2003 and identified as a claim for indemnification in accordance with the terms of the purchase agreement, or (b) the result of fraud on the part of Pioneer Forest, which such claims, if any, shall survive until they are resolved and satisfied in full. The maximum aggregate liability of Pioneer Forest under the indemnification provisions of the purchase agreement is $1.5 million, except that claims relating to the business and activities of Pioglobal Forest and Forest-Starma following the closing are not subject to any cap on liability.

The Company’s Board of Directors approved the disposition of the Russian timber operations on February 5, 2002, and accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation starting in 2001. Prior to 2001, the Company reported its Russian timber operations as a separate segment.

A three-year financial summary for the timber business is shown below:

	2002	2001	2000
	(In Millions)
Revenues	$—	$16.3	$12.9
Net Income (Loss)	$0.4	$(10.8)	$(5.2)

EMPLOYEES

At December 31, 2002, Harbor Global and its subsidiaries employed a total of 95 employees worldwide. None of the employees of Harbor Global or its subsidiaries are unionized or parties to any collective bargaining agreement.

ITEM 2.    DESCRIPTION OF PROPERTY.

Harbor Global’s principal properties consist of its leased principal executive offices in Boston, Massachusetts, and its leased offices in Moscow, Russia.

The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced on November 15, 2000 at a rate of $160,862 per annum and will expire on October 24, 2005.

PIOGLOBAL Asset Management and PIOGLOBAL Services lease, in the aggregate, approximately 8,748 square feet of office space in Moscow, Russia. The aggregate annual rent and related fees for these premises is approximately $459,938. A lease for approximately 1,260 square feet expires on September 30, 2003, leases totaling approximately 6,744 square feet expire on February 28, 2007 and a lease for approximately 744 square feet expires on January 31, 2008.

ITEM 3.    LEGAL PROCEEDINGS.

On December 18, 2002, Pioglobal Omega acquired the IFC’s 18.35% minority interest in Pioglobal First Russia. In connection with this purchase, the Company resolved with the IFC questions raised previously by the IFC regarding the adequacy of a 1999 insurance settlement and the appropriateness of certain services charged to Pioglobal First Russia and its subsidiaries by Harbor Global, its predecessor, Pioneer, and certain of their affiliates. Harbor Global believes that these services were properly charged to Pioglobal First Russia and its subsidiaries and that the 1999 insurance settlement was appropriate.

On October 25, 2002, a former employee of a Pioneer affiliate filed a complaint against PIOGlobal Corporation, Pioneer and Pioneer Investment Management USA, Inc., in the Massachusetts Superior Court,

Suffolk County. An amended complaint was served on PIOGlobal Corporation on October 25, 2002. The amended complaint alleges that the former employee was terminated as President and Chief Investment Officer of an investment fund managed by Pioneer. The former employee brings claims for breach of contract, violation of the Massachusetts Wage Act and Quantum Meruit and seeks unspecified monetary damages. The Company believes the former employee’s claims against it are without merit. The Company has commenced an arbitration process to resolve the matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2002 annual general meeting of the Company’s shareholders (the “Annual Meeting”) was held on October 22, 2002. At the Annual Meeting, proxies representing 4,354,192 shares, or 77.07% of the Company’s outstanding shares, were voted as follows:

To appoint Deloitte & Touche LLP as independent auditor for the Company and to delegate to the Company’s Audit Committee the authority to fix the independent auditor’s fee for the fiscal year ending December 31, 2002.

For	Against	Abstain
4,330,728	18,546	4,918

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common shares commenced trading on the OTC Bulletin Board in October 2000 under the symbol HRBG. The following table sets forth the high and low bid quotations for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers and does not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Low	High
2001
First Quarter	$4.750	$7.125
Second Quarter	6.620	8.500
Third Quarter	8.200	9.500
Fourth Quarter	6.700	9.400

2002
First Quarter	$6.600	$7.460
Second Quarter	6.500	7.390
Third Quarter	6.790	7.470
Fourth Quarter	6.250	7.350

On December 31, 2002, the Company had approximately 2,100 holders of record of its common stock.

On November 22, 2002, the Company made a distribution of $0.90 per share to shareholders of record as of November 8, 2002. In the course of liquidating its assets, the Company anticipates paying additional cash dividends to its shareholders.

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

In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in accordance with the Company’s shareholder approved Non-Employee Director Share Plan, the Company issued 1,500 shares of its common stock to each of its four directors on October 24, 2002 and October 24, 2001. According to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of his or her future services as a director.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table presents summary consolidated historical financial data for Harbor Global for the five fiscal years ended December 31, which has been derived from the audited Consolidated Financial Statements of Harbor Global for these periods. The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of Harbor Global, including the notes thereto, referred to in Item 8. The consolidated financials included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders’ equity and cash flows of Harbor Global if it had been a separate stand-alone entity during the years presented, other than 2001 and 2002.

	Year Ended December 31,
	2002	2001	2000	1999		1998
	(Amounts In Thousands Except Per Share Amounts)
Income Statement Data
Revenue	$12,807	$12,297	$11,412	$13,724		$11,010
Operating Expenses	(15,930)	(17,789)	(21,161)	(19,542)		(35,755)
Other Income (Expense)	12,001	8,549	3,365	2,088		(11,255)
Income (Loss) from Continuing Operations	659	2,377	(3,889)	(6,605)		(22,726)
Earnings (Loss) Per Share from Continuing Operations	$0.12	$0.42	$(0.69)	$(1.17)		$(4.03)
Balance Sheet Data
Total Assets	$98,665	$101,572	$143,509	$99,751		$100,321
Total Amounts Due to Former Affiliates	—	—	—	41,977		44,755
Total Long-term Obligations	7,263	7,086	6,800	—		—
Total Equity (Deficit)	55,159	56,663	75,256	(58,190	) (28,752)
Cash Distributions Per Share	$0.90	$2.31	$—	$—		$—

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and income. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s assets, liabilities, and income that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company considers its critical accounting policies to include those related to the fair value of Russian investments classified as available-for-sale pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), valuations of its Polish venture capital holdings, accrued management fees and deferred taxes.

Russian investments consist of equity and fixed income securities held in the portfolio of the PIOGLOBAL Investment Fund. Equity securities are classified as either available-for-sale and recorded at fair value pursuant to SFAS 115 or as long-term investments. Fixed income securities are characterized as either available-for-sale and recorded at fair value pursuant to SFAS 115 or as trading securities. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management, to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Unrealized gains and losses are recorded in stockholders equity as other comprehensive income. Realized gains or losses and any other than temporary declines in value are reported in other income (expense). For Russian investments that do not meet these criteria, the Company continues to classify these equity securities as long-term investments and carry such investments at cost with adjustments made for other than temporary impairment.

The Company retains an approximately 8% limited partnership interest in the Prospect Poland Fund. Polish venture capital investments within the Prospect Poland Fund are recorded at fair value as determined by the management of the Prospect Poland Fund. Unrealized and realized gains or losses are recorded in the Consolidated Statement of Earnings. The Company analyzes the assumptions supporting changes in the fair value of these investments for appropriateness on a quarterly basis.

On August 7, 2000, Harbor Global entered into an administration and liquidation agreement with Calypso Management pursuant to which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation. As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global’s assets, based upon a predetermined schedule, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off. Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the years ended December 31, 2002, 2001 and 2000, Liquidity and Capital Resources, and Future Operating Results.

Results of Operations for the years ended December 31, 2002, 2001, and 2000

Consolidated Operations.    For fiscal year 2002, Harbor Global reported net income of $1.1 million as compared to net losses of $8.9 million and $10.0 million for fiscal years 2001 and 2000, respectively.

Net income from continuing operations was $0.7 million in 2002 compared to $2.4 million in 2001. The $1.7 million decrease in net income from continuing operations is attributable principally to:

—	Nonrecurring transactions from 2001, including a $7.3 million gain recorded on the sale of the Tas-Yurjah; offset partially by, $2.4 million of expenses associated with the liquidation of the Company’s real estate management operations in Poland, $1.1 million of operating costs and accrued management fees related to the sale of Tas-Yurjah and a loss of $0.7 million from the sale of the Company’s general partnership interest in the Prospect Poland Fund;

—	Higher realized gains from portfolio sales and higher income from Meridian Commercial Tower within the Company’s Russian real estate management and investment management operations of $1.5 million and $0.7 million, respectively, during 2002;

—	Increases in marketing and sales expenses, aggregating $1.2 million, in 2002 associated with a strategic initiative to increase assets under management in Russia;

—	Liquidating distributions received in 2002 aggregating approximately $0.3 million in connection with the liquidation of its Polish real estate operations.

For fiscal year 2001, Harbor Global reported net income from continuing operations of $2.4 million as compared to net losses from continuing operations of $3.9 million for fiscal year 2000, reflecting a $6.3 million increase in income. The increase in income was attributable principally to the $7.3 million gain on the sale of Tas-Yurjah, a $3.3 million increase in interest and dividend income, a $2.0 million reduction in corporate overhead expenses, and a $1.4 million reduction in salary and benefit expenses due to manpower reductions followed by the sale or closure of the Company’s operations in Poland. Offsetting these reductions was a $4.7 million decrease in realized portfolio gains from the Russian real estate management and investment management operations, a $1.9 million write-off of the Company’s investment in the Fund, and a $0.7 million loss on the sale of the Company’s general partnership interest in the Prospect Poland Fund.

Income of $0.4 million from discontinued operations in 2002 represents an increase in the final selling price of the Russian timber operations over the 2001 estimate. Losses from discontinued Russian timber operations totaled $11.3 million in 2001, which reflects an $8.2 million estimated loss on the disposition of the Russian timber segment and a $3.1 million loss from operations. Losses from discontinued Russian timber operations and Russian brokerage operations (conducted by Harbor Global’s former parent, Pioneer) were approximately $6.1 million in 2000. The loss in 2000 was attributable primarily to the operations of the former Russian timber segment.

The revenues and net income by on-going business segment for 2002, 2001 and 2000 are set forth on the following table:

	Revenues			Net (Loss) Income
	12 Months Ended December 31,			12 Months Ended December 31,
	2002	2001	2000	2002	2001	2000
	(In Millions)			(In Millions)
Russian Real Estate Management & Investment Management	$10.1	$8.7	$9.0	$(0.1)	$0.9	$3.9
Real Estate Management Operations	1.2	1.2	1.8	(0.7)	(4.0)	(3.6)
Other	1.5	2.4	0.6	1.5	5.5	(4.2)

Total From Continuing Operations	12.8	12.3	11.4	0.7	2.4	(3.9)
Discontinued Operations	—	—	—	0.4	(11.3)	(6.1)

Totals	$12.8	$12.3	$11.4	$1.1	$(8.9)	$(10.0)

Russian Real Estate Management and Investment Management Operations.    The Russian real estate management and investment management operations reported a net loss of $0.1 million in 2002 compared to net income of $0.9 million in 2001. The $1.0 million decrease in income represents an additional $2.0 million of corporate overhead expenses reflecting the reallocation of such expenses as segments and other operations are discontinued and $1.2 million of additional advertising and employee related expenses associated with the marketing and sales initiative of PIOGLOBAL Asset Management to raise assets and develop the Russian unit investment fund business. These expenses were offset by approximately $1.5 million of additional realized gains from portfolio sales and an increase in income from Meridian Commercial Tower of approximately $0.7 million due to an additional $1.1 million in revenue as a result of increased occupancy.

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

Real Estate Management Operations.    For the year ended December 31, 2002, Harbor Global’s real estate management operations reported losses of $0.7 million, a decrease of $3.3 million compared to losses of $4.0 million in 2001. During 2001, the Company wrote off its $1.9 million investment in the Polish Real Estate Fund and closed its operations in Poland after incurring operating losses of $0.2 million. Legal expenses associated with the closure were $0.3 million. During 2002, corporate overhead expenses allocated to the real estate management operations decreased by $0.5 million and the Company reported income of approximately $0.3 million for a liquidating distribution from Poland. In addition, property management and technical service income in Moscow increased by $0.1 million in 2002 due to increased occupancy at Meridian Commercial Tower.

The real estate management operations reported losses of $4.0 million in 2001 compared to losses of $3.6 million in 2000. The $0.4 million increase in losses reflects the $1.9 million write off of the Company’s investment in the Polish Real Estate Fund offset by a $0.9 million reduction in corporate overhead costs and a $0.7 million reduction in salary, benefit and facility expenses due to lower headcount and the closure of the office in Poland at the end of the second quarter of 2001.

Other.    Harbor Global’s other segment reported net income of $1.5 million in 2002 compared to $5.5 million in 2001. The $4.0 million decrease in income reflects the $7.3 million gain on the sale of Tas-Yurjah recorded in 2001. Offsetting the gain were the following expenses recorded in 2001: $1.5 million of corporate overhead costs allocated to venture capital operations, $0.8 million in management fees associated with the sale of Tas-Yurjah, which were recorded in 2001 upon declaring a distribution to Harbor Global’s shareholders,

$0.7 million loss on the sale of the Company’s general partnership interest in the Prospect Poland Fund and $0.3 million of operating expenses incurred by Tas-Yurjah prior to its sale.

Net income was $5.5 million in 2001 compared to a net loss of $4.2 million in 2000, reflecting an increase in income of $9.7 million. In 2001, Harbor Global’s other segment reported the $7.3 million gain on the sale of Tas-Yurjah and an additional $2.3 million of interest income. Offsetting the income in 2001 was a loss of $0.7 million recorded from the sale of the venture capital segment and a $0.5 million increase in corporate overhead expenses allocated to the venture capital segment. In 2000, the other segment had an additional $1.0 million of operating expenses from Tas-Yurjah and additional venture capital write-downs net of minority interest of $0.3 million.

Discontinued Operations.    On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C., the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.5 million was paid in cash at the closing and $2.0 million is payable to Pioneer Forest on may 28, 2003 pursuant to a twelve-month non-interest-bearing promissory note. At closing, the cash received by Pioneer Forest, net of cash retained by Forest-Starma, amounted to approximately $5.0 million. The promissory note is recorded in current assets as a note receivable in the accompanying consolidated balance sheets.

Pioneer Forest has agreed to indemnify the purchaser for breach of any representations and warranties made by Pioneer Forest. This indemnification obligation terminates on May 28, 2003, except with respect to any claim that is: (a) properly asserted in writing prior May 28, 2003 and identified as a claim for indemnification in accordance with the terms of the purchase agreement, or (b) the result of fraud on the part of Pioneer Forest, which such claims, if any, shall survive until they are resolved and satisfied in full. The maximum aggregate liability of Pioneer Forest under the indemnification provisions of the purchase agreement is $1.5 million, except that claims relating to the business and activities of Pioglobal Forest and Forest-Starma following the closing are not subject to any cap on liability.

The Company’s Board of Directors approved the disposition of the Russian timber operations on February 5, 2002, and accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation starting in 2001. Prior to 2001, the Company reported its Russian timber operations as a separate segment.

The following table summarizes income (loss) from discontinued operations for the three years ended December 31:

	2002	2001	2000
	(In Millions)
Discontinued Russian Timber Operations	$0.4	$(11.3)	$(5.2)
Discontinued Russian Brokerage	$—	$—	$(0.9)

Total	$0.4	$(11.3)	$(6.1)

Russian Timber

Income from discontinued Russian timber operations of $0.4 million in 2002 represents an increase in the selling price of the operations over the amount anticipated at year end 2001. Losses from discontinued Russian timber operations during 2001 were $11.3 million, comprised of $3.1 million from operations and $8.2 million from the estimated loss on the disposition of the Russian timber operations segment. The loss of $5.2 million for 2000 represents losses from operations.

Russian Brokerage Operations

The Russian brokerage operations consisted of two of Pioglobal Asset Management’s wholly owned subsidiaries, Closed Joint-Stock Company “Pioneer Securities” and UKS Securities Limited (“UKS Securities”).

The liquidation of UKS Securities was completed in August 2000. Accordingly, losses of $0.9 million were recorded for the year ended December 31, 2000.

Liquidity and Capital Resources

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $16.2 million as of December 31, 2002, of which $5.0 million is restricted. This represents a $3.8 million decrease from the 2001 fiscal year end and is attributable principally to the 2002 distribution to shareholders, the funding of operations, the $1.8 million escrow payment to an officer and management fees paid to Calypso Management in accordance with the administration and liquidation agreement (refer to Item 13 in this report). These decreases were offset partially by $5.5 million of proceeds from the sale of the Company’s Russian timber operations, the receipt of $2.5 million from Ashanti and dividend income from PIOGLOBAL Investment Fund of approximately $1.3 million. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

Future Operating Results

From time to time, management may make forward-looking statements in this Form 10-K, in other documents that the Company files with the Securities and Exchange Commission (including exhibits and those documents incorporated by reference into the Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include, but are not limited to, those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Forward-looking statements are based on currently available information and management’s expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Management assumes no obligation to update any such forward-looking statements. Described below are some of the important factors that could affect revenues or results of operations.

HARBOR GLOBAL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT COMPANY.

Harbor Global has operated as an independent public company since October 24, 2000 and therefore has a limited operating history as an independent company. The financial statements included in this Form 10-K may not necessarily reflect the results of operations, financial condition and cash flows that would have been achieved had Harbor Global and its subsidiaries operated as an independent company prior to the Spin-Off, particularly in light of Harbor Global’s intent to liquidate its assets within a limited period of time.

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

A significant portion of Harbor Global’s Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Investment Fund, a company that invests in Russian real estate, and to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities of PIOGLOBAL Investment Fund. Consequently, Harbor Global may have difficulty selling some of its investment in PIOGLOBAL Investment Fund or causing PIOGLOBAL Investment Fund to liquidate some of its underlying assets, and may only be able to do so at prices, which may not reflect the long-term value of its investments.

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

Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer and Chief Financial Officer of Harbor Global. Mr. Kasnet previously served as the President, and Mr. Hunter previously served as the Chief Operating Officer and Senior Vice President of Pioneer Global Investments, a division of Pioneer. As executive officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all the businesses that Harbor Global now owns. In addition, Harbor Global has entered into an administration and liquidation agreement with Calypso Management, an entity owned and operated by Mr. Kasnet and Mr. Hunter, under which Calypso Management manages the liquidation of Harbor Global and operates its assets as going concern businesses until they are liquidated.

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

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. Mr. Kasnet’s employment agreement provides for a minimum term of two years and may be terminated by Mr. Kasnet upon 120 days prior written notice after October 24, 2002. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, he will cease to be an officer of Harbor Global. In addition, Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

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

Harbor Global believes that one or more of its foreign subsidiaries of Harbor Global may be classified as a foreign personal holding company or passive foreign investment company for United States federal income tax purposes. If any such subsidiary is classified as a foreign personal holding company or passive foreign investment company, Harbor Global’s shareholders may be required to recognize taxable income and pay tax with respect to a portion of the subsidiary’s income, even in the absence of the receipt of any payment of cash or other property from the subsidiary. The tax rules regarding foreign partnerships, foreign personal holding companies and passive foreign investment companies are complicated. Harbor Global’s shareholders should consult their tax advisors to determine the tax consequences to them of holding Harbor Global common shares.

HARBOR GLOBAL WILL BE SUBJECT TO SIGNIFICANT RESTRICTIONS IF IT BECOMES AN INVESTMENT COMPANY.

Harbor Global intends to conduct its businesses and operations so as to avoid being required to register as an investment company. If, nevertheless, Harbor Global were to be required to register as an investment company, because Harbor Global is a foreign company, the Investment Company Act of 1940 would prohibit Harbor Global and any person deemed to be an underwriter of Harbor Global’s securities from offering for sale, selling or delivering after sale, in connection with a public offering, any security issued by Harbor Global in the United States.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. For the years ended December 31, 2001 and 2000, the Company recorded approximately $286,000 and $285,000, respectively, of goodwill expense. The Company no longer amortizes goodwill. There was no transitional adjustment resulting from the intangible asset impairment test. The following table reflects the adoption of SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Reported Net Income (Loss)	$1,083	$(8,932)	$(10,036)
Goodwill Amortization	—	286	285

Adjusted Net Income (Loss)	$1,083	$(8,646)	$(9,751)

Basic and Diluted Earnings (Loss) Per Share:
Reported	$0.20	$(1.58)	$(1.78)
Goodwill Amortization	—	0.05	0.05

Adjusted	$0.20	$(1.53)	$(1.73)

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which states that reimbursements received for out-of-pocket expenses incurred should be reported as revenue in the Statement of Earnings. The adoption of EITF Issue 01-14 did not have an impact on the Company’s financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at December 31, 2002 and 2001 was approximately $4.6 million and $2.0 million, respectively, of cash and cash equivalents and $10.1 million and $26.3 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.6 million and $2.4 million for the year ended December 31, 2002 and 2001, respectively. Based on excess cash invested at December 31, 2002, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the Statement of Earnings.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. Due to the hyperinflationary economy in Russia, the United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the statements of operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations.

The Russian ruble is not a fully convertible currency outside of the territory of Russia. The translation of ruble denominated assets and liabilities into United States dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in United States dollars the reported values of these assets and liabilities. The Company reports all of its non monetary assets and liabilities held in Russia at historical exchange rates, and any fluctuation in foreign exchange rates would not have any impact on reported non monetary assets and liabilities.

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at December 31, 2002 and 2001.

	(In Thousands)
	2002	2001
Monetary Assets
Cash and Cash Equivalents	$3,581	$1,350
Restricted Cash	3,859	2,280
Marketable Securities Held for Sale	32,485	30,227
Other	1,490	605

	$41,415	$34,462

Monetary Liabilities
Dividend Payable	$3,859	$2,549
Taxes Payable	475	2,090
Deferred Taxes	2,587	2,086
Other	291	21

	$7,212	$6,746

Net Position	$34,203	$27,716

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. In this connection, the carrying value of the Company’s interest in the Prospect Poland Fund has been written-down by approximately $0.4 million to approximately $0.8 million in 2002 and by approximately $1.3 million to approximately $1.2 million in 2001.

The PIOGLOBAL Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investments are recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2002 and 2001, the fair value of equity investments contained in long-term marketable securities aggregated $19.0 million and $18.8 million, respectively. As a result, the Company recorded unrealized gains after deferred taxes and after minority interest of $3.9 million and $3.3 million at December 31 2002 and 2001, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Mr. Cogan was elected for a four-year term commencing in October 2001 and expiring at the Company’s annual general meeting immediately following the fifth anniversary of the Spin-off. All other directors were elected for a five year term commencing in June 2000 and expiring at the annual general meeting immediately following the fifth anniversary of the Spin-off.

Name	Age
John F. Cogan, Jr	76
John D. Curtin, Jr	70
W. Reid Sanders	53
John H. Valentine	78

JOHN F. COGAN, JR. has been a Director of Harbor Global since October 2001. Mr. Cogan is Deputy Chairman and Director of Pioneer Global Asset Management S.p.A. He is also Chairman of the Board and a Director of Pioneer Investment Management USA Inc. and a Director of Pioneer Investment Management, Inc., Chairman and President of the Pioneer Group of Mutual Funds, a Director of Pioneer Alternative Investments Limited, Chairman and Director of Momentum Asset Management Limited and its affiliates and Chairman of the Supervisory Board of Pioneer Czech Investment Company. Mr. Cogan has been a Director of PIOGLOBAL Investment Fund since 1995. From 1963 to October 24, 2000, he was President, Chief Executive Officer and a Director of Pioneer. From 1978 to 1980, he was Chairman of the Investment Company Institute (“ICI”) and is currently a member of the Board of Governors of the ICI. From 1983 to 1986, Mr. Cogan was a member of the Board of Governors of the National Association of Securities Dealers, Inc. and its Legal Advisory board from 1988 through 1994. From 1987 to 1994, he was Chairman of ICI Mutual Insurance Company and currently is a Director. Mr. Cogan is Of Counsel at Hale and Dorr LLP, Boston, Massachusetts.

JOHN D. CURTIN, JR. has been a Director of Harbor Global since June 2000. Mr. Curtin served as a Director of Pioneer from February 2000 to October 2000. From 1995 to 1998, Mr. Curtin was the Chairman, President and Chief Executive Officer of Aearo Corporation, a provider of personal safety equipment. Prior to 1995, Mr. Curtin was the Executive Vice President and Chief Financial Officer of Cabot Corporation, a global specialty chemicals and materials company. Mr. Curtin serves as a Director of Aearo Corporation, Hamilton Thorne Bio Sciences Inc. and Nano-C, LLC.

W. REID SANDERS has been a Director of Harbor Global since June 2000. Mr. Sanders served as a Director of Pioneer from February 2000 to October 2000. Prior to retiring in 1999, Mr. Sanders was a Director and Executive Vice President of Southeastern Asset Management, Inc., an investment management firm that he co-founded in 1975. He also served as President of the Longleaf Partners Mutual Funds. In addition, Mr. Sanders serves as a Trustee of The Hugo Dixon Foundation and Rhodes College, Trustee and member of the Executive Committee of the Dixon Gallery and Gardens and Vice Chairman and member of the Board of Trustees of the Hutchinson School.

JOHN H. VALENTINE has been a Director of Harbor Global since June 2000. Mr. Valentine served as a Director of Pioneer from 1985 to October 2000. Mr. Valentine is a Trustee of Boston Medical Center and formerly served as Vice Chairman of the Board of Directors and Treasurer of that institution. He is also Director of Entrepreneurial Management at Boston University Health Policy Institute. From 1980 to 1990, Mr. Valentine was a consultant to T.A. Associates, a manager of venture capital. From 1972 to 1975, Mr. Valentine was a partner of Tucker Anthony & R.L. Day, a member of the New York Stock Exchange. Mr. Valentine is a member of the Advisory Committees of the Thompson Island Outward Bound Education Center and was a Trustee of that institution. In addition, Mr. Valentine is a member of the Advisory Committee of Phontonics Laboratory at Boston University.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a Compensation Committee or other board committee performing similar functions. All decisions regarding compensation were made by the Company’s Board of Directors.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth information concerning the individuals who are executive officers of Harbor Global. Each individual has been elected to the office indicated and serves at the discretion of the Harbor Global Board of Directors.

Name	Age	Position
Stephen G. Kasnet	57	President and Chief Executive Officer
Donald H. Hunter	46	Chief Operating Officer and Chief Financial Officer
Catherine V. Mannick*	48	Senior Vice President and General Counsel

* Effective as of December 31, 2002, Catherine V. Mannick is no longer an officer of the Company or an employee of Calypso Management.

STEPHEN G. KASNET has been the President and Chief Executive Officer of Harbor Global since June 2000 and has been President of PREA, L.L.C. since 1996. From 1998 to 2000, Mr. Kasnet was Executive Vice President of Pioneer and the President of Pioneer Global Investments, a division of Pioneer. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer. Mr. Kasnet served as a Managing Director of First Winthrop Corporation and Winthrop Financial Associates. Mr. Kasnet serves as a Director of Pioglobal Asset Management and PIOGLOBAL Investment Fund. He is also President of Pioglobal Omega, PIOGlobal Corporation and Pioneer First Russia, Inc. In addition, Mr. Kasnet serves as a Director of Rubicon Limited and FTD, Inc. Mr. Kasnet served as Chairman of the Board of Directors of Warren Bancorp and Warren Five Cents Savings Bank from 1986 to 2002. Mr. Kasnet has served as President and Chief Executive Officer for Calypso Management since June 2000.

DONALD H. HUNTER has been Chief Operating Officer and Chief Financial Officer of Harbor Global since June 2000. From 1998 to 2000, Mr. Hunter was the Senior Vice President and Chief Operating Officer of Pioneer Global Investments, a division of Pioneer. From 1992 to 1998, Mr. Hunter was the Manager of International Finance at Pioneer. Prior to 1992, Mr. Hunter served in various finance roles at Pioneer and General Electric Company. Mr. Hunter serves as a Director of PIOGLOBAL Investment Fund. He is Vice President and Treasurer of Pioglobal Omega, PIOGlobal Corporation, Pioneer First Russia, Inc. and PREA L.L.C. Mr. Hunter has served as Chief Operating Officer, Chief Financial Officer and Treasurer for Calypso Management since June 2000.

CATHERINE V. MANNICK was Senior Vice President and General Counsel of Harbor Global from July 2000 to December 31, 2002. From 1996 to 2000, Ms. Mannick served as Assistant General Counsel of Pioneer, during which time she oversaw Pioneer’s Russian legal matters. From 1998 to 2000 she was a Vice President of Pioneer. From 1991 to 1996, Ms. Mannick was Of Counsel at Hale and Dorr LLP in the firm’s corporate department. Ms. Mannick was Secretary of Pioglobal Omega, PIOGlobal Corporation and Pioneer First Russia, Inc. Ms. Mannick served as Secretary for Calypso Management from June 2000 to December 31, 2002 and as Executive Vice President of Calypso Management from October 2000 to December 31, 2002.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Directors

Each Harbor Global director is entitled to receive $20,000 annually as compensation for serving on the Harbor Global Board of Directors. This annual compensation assumes the Board of Directors will meet four times annually and may be increased in the event of more frequent meetings. In addition, directors of Harbor Global are entitled to be reimbursed for out of pocket expenses incurred in connection with attendance at any meeting of the Board of Directors or any committee meeting of the Board of Directors. All directors were paid $20,000 in director’s fees in 2002.

On November 2, 2000, the Board of Directors of Harbor Global approved the adoption of the Harbor Global Company Ltd. Non-employee Director Share Plan in accordance with the approval obtained from Pioneer, the Company’s sole shareholder, on October 23, 2000. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director’s future services as a director. The plan became effective upon adoption by the board and will terminate upon the earlier of (i) October 24, 2005, (ii) the grant of all of the common shares reserved for issuance under the plan or (iii) the termination of the plan by the board in accordance with the terms of the plan. During fiscal year 2002, each director received 1,500 common shares pursuant to the plan.

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

The following table sets forth information regarding compensation earned by the Chief Executive Officer and other executive officers of the Company during fiscal years 2002, 2001 and 2000. Although Mr. Kasnet, Mr. Hunter and Ms. Mannick became executive officers of Harbor Global beginning in June 2000, June 2000 and July 2000, respectively, they were also employees of Pioneer through October 24, 2000 and thus were compensated by Pioneer through October 24, 2000. Therefore, the information set forth below includes compensation earned by the listed individuals as employees of Pioneer from January 1, 2000 through October 24, 2000 and as employees of Calypso Management from October 25, 2000 through December 31, 2002. The information set forth below includes compensation earned by the listed individuals as employees of Pioneer from January 1, 2000 through October 24, 2000 and as employees of Calypso Management from October 25, 2000 through December 31, 2002.

		Annual Compensation(1)		Long Term Compensation(4)
Name and Principal Position	Fiscal Year	Salary ($)(2)	Bonus ($)(3)	Restricted Stock Awards($)	Securities Underlying Options(#)	All Other Compensation(5)
Stephen G. Kasnet	2002	325,000	325,000	—	—	2,888,927
President,	2001	325,000	325,000	—	—	76,978
Chief Executive Officer	2000	308,589	495,000	61,861	—	245,301
Donald H. Hunter	2002	250,000	250,000	—	—	637,453
Chief Operating Officer,	2001	250,000	250,000	—	—	26,290
Chief Financial Officer	2000	233,027	375,000	37,291	—	744,100
Catherine V. Mannick*	2002	195,000	49,000	—	—	149,210
Senior Vice President,	2001	185,000	42,000	—	—	22,224
General Counsel	2000	170,585	30,000	10,102	—	225,343

*	Effective as of December 31, 2002, Catherine V. Mannick is no longer an officer of the Company or an employee of Calypso Management.
(1)	Fiscal year 2000 excludes cash payments of $205,000, $716,651 and $205,923 to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, paid by Pioneer pursuant to agreements entered into with Pioneer which provided for such payments upon the termination of Mr. Kasnet’s, Mr. Hunter’s and Ms. Mannick’s employment with Pioneer.
(2)	Fiscal year 2000 includes $63,000, $48,527 and $32,885 paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, by Harbor Global through Calypso Management since October 24, 2000.
(3)	Fiscal year 2000 includes $195,000, $175,000 and $30,000 paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick respectively, by Harbor Global through Calypso Management as amounts earned under a bonus plan for the Company’s officers enabling Mr. Kasnet and Mr. Hunter to receive annual bonus payments up to 100% of their respective salaries and Ms. Mannick to receive annual bonus payments up to 50% of her salary based upon the achievement of performance goals that are established by the Harbor Global Board of Directors. The 2002, 2001 and 2000 bonuses were reviewed and approved by the Board of Directors.
(4)	All restricted stock awards represent shares of Pioneer common stock. Dollar values of 2000 restricted stock awards are based on the closing market price of Pioneer common stock on the date of grant. In connection with the merger of UniCredito and Pioneer, all restricted stock granted by Pioneer became fully vested prior to the consummation of the merger, and on October 24, 2000, each issued and outstanding share of Pioneer common stock converted into the right to receive a cash payment of $43.50 per share, and each outstanding option converted into the right to receive a cash payment equal to the excess of $43.50 over the per share exercise price of such option.
(5)

Fiscal year 2002 includes contributions of $15,161 to each of Mr. Kasnet, Mr. Hunter, and Ms. Mannick made by Calypso Management under its 401(K) plan and qualified benefit plans. Payments of $62,360, $17,633, and $14,049 were paid to Mr. Kasnet, Mr. Hunter, and Ms. Mannick, respectively as supplemental pension payments by Calypso Management. Additionally payments of $1,007,766, $604,659, and $120,000 were paid to Mr. Kasnet, Mr. Hunter, and Ms. Mannick representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution made to Harbor Global shareholders in October 2002. Mr. Kasnet’s compensation also includes a $1,800,000 signing and retention bonus and $3,640 for life insurance coverage. Fiscal year 2001 includes contributions made by Calypso Management under its 401(K) plan and qualified benefit plans for the benefit of Mr. Kasnet, Mr. Hunter, and Ms. Mannick in the amounts of $9,251, $8,657 and $8,175, respectively. Additionally, payments of $62,360, $17,633 and $14,049 were paid to Mr. Kasnet, Mr. Hunter, and Ms. Mannick, respectively as supplemental pension payments by Calypso Management. Includes $5,367 paid to Mr. Kasnet for life insurance coverage. Fiscal year 2000 includes cash payments of $205,000, $716,651 and $205,923 to Mr. Kasnet, Mr. Hunter and Ms. Mannick respectively, paid by Pioneer pursuant to agreements entered into with Pioneer, which provided for such payments upon the termination of employment with Pioneer. Fiscal year 2000 also includes contributions made by Pioneer under its 401(k) and qualified benefit plans for the benefit of Mr. Kasnet, Mr. Hunter, and Ms. Mannick in the amounts of $15,126, $9,948 and $11,199, respectively, and contributions made by Calypso Management under its 401(k) plan since October 24, 2000 for the benefit of Mr. Kasnet and Mr. Hunter in the amounts of $2,500 and $1,925, respectively. Includes $17,308, $15,576, and $8,221 of vacation pay paid to Mr. Kasnet, Mr. Hunter and Ms. Mannick, respectively, upon termination of their employment with Pioneer. Includes $5,367 paid to Mr. Kasnet for life insurance coverage.

During fiscal year 2000, Mr. Kasnet exercised options to purchase 142,500 shares of Pioneer common stock for an aggregate realized value of $6,228,832.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents the number of shares of Harbor Global common stock beneficially owned as of March 1, 2003, unless otherwise indicated, by:

—each person or entity known by Harbor Global to own more than five percent of its issued and outstanding common shares;

—each director of Harbor Global;

—each of the executive officers of Harbor Global; and

—all directors and officers of Harbor Global as a group.

Unless otherwise indicated, each person or entity has sole voting and investment power with respect to the shares listed opposite such person’s or entity’s name. Unless otherwise indicated, the percentages set forth below are based upon a total of 5,655,311 common shares outstanding as of March 1, 2003.

Beneficial Owner	Number Of Shares		Percent Of Outstanding Shares
John F. Cogan, Jr+	799,499	(1)	14.14%
Pioneer Investment
Management USA Inc
60 State Street
Boston, MA 02109

S. Muoio & Co. LLC	707,020	(2)	12.50%
509 Madison Avenue, Suite 406
New York, NY 10022

Gabelli Funds, LLC	571,570	(3)	10.11%
One Corporate Center
Rye, NY 10580

Duetsche Bank AG	522,453	(4)	9.24%
Taunusanlage 12, D-60325
Frankfurt on Main, Germany

Perry Corp	399,775	(5)	7.07%
599 Lexington Avenue
New York, NY 10022

Citigroup Inc	371,098	(6)	6.56%
425 Park Avenue
New York, NY 10043

Tudor Proprietary Trading, L.L.C	320,540	(7)	5.67%
1275 King Street
Greenwich, CT 06831

W. Reid Sanders+	33,000		*

John H. Valentine+	13,600		*

John D. Curtin Jr.+	13,000		*

Stephen G. Kasnet+	33,353		*

Donald H. Hunter+	1,051		*

Catherine V. Mannick+	377		*

All directors and officers of Harbor Global as a group (7 persons)	893,880		15.81%

*	Denotes ownership of less than 1% of outstanding shares of Harbor Global common shares.
+	Denotes a director or executive officer of Harbor Global.
(1)	Consists of 700,631 common shares with respect to which Mr. Cogan exercises sole voting and investment power and 98,868 common shares with respect to which Mr. Cogan exercises shared voting and investment power. This information is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13D, dated December 8, 2000 and filed with the Securities and Exchange Commission on December 8, 2000 as well as Form 4, dated October 24, 2002 and filed with the Securities and Exchange Commission on October 25, 2002.
(2)	Consists of 481,780 common shares over which S. Muoio & Co. LLC exercises shared voting and investment power and 225,240 common shares over which S. Muoio & Co. LLC exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Amendment No.4 to Schedule 13G/A, dated January 8, 2003, and filed with the Securities and Exchange Commission on January 17, 2003.

(3)	Consists of common shares held by a variety of investment advisory and investment company clients, over which shares GAMCO Investors, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc. or one of their affiliates exercises sole voting and investment power. This information is based solely on information provided by Gabelli Funds, LLC in Schedule 13D, dated November 3, 2000, and filed with the Securities and Exchange Commission on November 3, 2000.
(4)	Consists of common shares over which Deutsche Bank AG exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Schedule 13G/A, dated February 7, 2002, and filed with the Securities and Exchange Commission on February 7, 2002.
(5)	Consists of common shares over which Perry Corp. exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Amendment No. 3 to Schedule 13G/A, dated February 10, 2003, and filed with the Securities and Exchange Commission on February 10, 2003.
(6)	Consists of common shares which Citigroup Inc. (“Citigroup”) indirectly beneficially owns, through its holding company structure representing: (i) 350,098 common shares beneficially owned by Salomon Brothers Holding Company Inc (“Salomon”) over which Salomon, Salomon Smith Barney Holdings Inc. (“SSB Holdings”) and Citigroup exercise shared voting and investment power; (ii) 6,000 common shares beneficially owned by a subsidiary of SSB Holdings over which SSB Holdings and Citigroup exercise shared voting and investment power; and (iii) 15,000 common shares beneficially owned by another subsidiary of Citigroup over which Citigroup exercises shared voting and investment power. The foregoing is based solely on information provided by Citigroup, Salomon and SSB Holdings in Schedule 13D, dated April 24, 2002, and filed with the Securities and Exchange Commission on May 6, 2002.
(7)	Consists of common shares over which Tudor Proprietary Trading, L.L.C. exercises shared voting and investment power with Paul Tudor Jones, III. Because Mr. Jones is the indirect controlling equity holder of Tudor Proprietary Trading, L.L.C., Mr. Jones may be deemed to beneficially own the shares. Mr. Jones disclaims such beneficial ownership. The foregoing is based solely on information provided by the shareholder in Amendment No.1 to Schedule 13G, dated February 1, 2002, and filed with the Securities and Exchange Commission on February 5, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	N/A	13,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	13,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 7, 2000, Harbor Global entered into an administration and liquidation agreement with Calypso Management pursuant to which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation. Calypso Management is owned and operated by Mr. Kasnet and Mr. Hunter. Mr. Kasnet is the President and Chief Executive Officer and Mr. Hunter is the Chief Operating Officer and Chief Financial Officer of Calypso Management. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global Board of Directors in accordance with the administration and liquidation agreement. In addition, key employees of Calypso Management perform their services as officers of Harbor Global under the supervision of the Harbor Global Board of Directors.

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

As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global’s assets, generally according to the following schedule:

—with respect to the first $36 million in net proceeds to be distributed, Calypso Management shall receive a payment equal to 10% of such net proceeds;

—with respect to the next $72 million in net proceeds to be distributed, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

—with respect to any additional net proceeds to be distributed, Calypso Management shall receive a payment equal to 10% of such net proceeds.

Net proceeds do not include any unexpended portion of the $19.1 million contributed by Pioneer to Harbor Global. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, if Harbor Global entered into a transaction in which it was released or otherwise relieved of its indirect obligation to fulfill its existing capital commitment of approximately $5.4 million to the Pioneer Polish Real Estate Fund, the amount that otherwise would have been expended by Harbor Global to satisfy such capital commitment is included in the calculation of net proceeds. In addition, the proceeds received by Pioneer Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed, if any.

The administration and liquidation agreement has a term ending upon the liquidation of Harbor Global, but may be terminated by Calypso Management upon 120 days prior written notice to Harbor Global after October 24, 2002 or by Harbor Global upon 120 days prior written notice to Calypso Management after April 24, 2004. In addition, Harbor Global may terminate the agreement in the event of:

—Mr. Kasnet’s death or disability or other termination of his employment with Calypso Management;

—an uncured failure by Calypso Management to follow a reasonable direction of the Harbor Global Board of Directors;

—a material breach by Mr. Kasnet of his employment agreement with Calypso Management; or

—an act by Calypso Management in connection with its services to Harbor Global constituting bad faith, fraud or willful misconduct.

Calypso Management is not entitled to the payments described above following a termination of the agreement. As part of the administration and liquidation agreement, Calypso Management has agreed to customary confidentiality and non-competition covenants with respect to Harbor Global.

In addition, in accordance with the administration and liquidation agreement Harbor Global paid a $1.8 million signing and retention bonus to Mr. Kasnet on October 24, 2002.

Mr. Kasnet and Mr. Hunter each entered into employment agreements with Calypso Management as of August 8, 2000. The employment agreements provide for salaries and bonuses as described above in connection with the administration and liquidation agreement. Mr. Kasnet’s employment may be terminated by Mr. Kasnet upon 120 days prior written notice to Calypso Management and Harbor Global after October 24, 2002. The employment agreement provides that Mr. Kasnet will be entitled to receive 50% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global’s assets. However, Mr. Kasnet’s allocation percentage is reduced to 33 1/3% of amounts paid by Harbor Global to Calypso Management with respect to distributions of more than $36 million in the aggregate and up to $108 million in the aggregate. Calypso Management, at the direction of the Harbor Global Board of Directors, may terminate Mr. Kasnet in the event he:

—materially breaches the employment agreement or the administration and liquidation agreement;

—is convicted of a felony;

—fails to follow a reasonable direction of the Harbor Global board of directors; or

—becomes disabled.

Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. The employment agreement provides that Mr. Hunter is entitled to receive 30% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global’s assets.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls.    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are included as part of this Form 10-K.

1.    FINANCIAL STATEMENTS:

Reference is made to the Report of Independent Public Accountants, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements included in this Form 10-K at pages F-1 through F-23.

2.    FINANCIAL STATEMENT SCHEDULES:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidate Financial Statements thereto.

3.    EXHIBITS:

The exhibits filed with or incorporated into this Form 10-K are listed on the “Index to Exhibits” below.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1[b]	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
2.2[g]

Purchase Agreement dated October 5, 2001 by and between AIB WBK Fund Management Sp. z o.o. and Harbor Global II Ltd., including the Escrow Agreement dated November 5, 2001 by and between Harbor Global II Ltd., AIB WBK Fund Management Sp. z o.o. and ABN AMRO Bank (Polska) S. A., attached as Exhibit 1 thereto, and the Share Purchase Agreement dated September 20, 2001 between Harbor Global II Ltd. and Pioglobal Management (Jersey) Limited. 1/

2.3[d]

Share Purchase Agreement dated April 06, 2001 between Cadim Servotech B.V., Vienna Leas International S. A., Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki Polskiej, Pioneer Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.

2.4[d]	Share Purchase Agreement dated April 06, 2001 between European Bank for Reconstruction and Development, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
2.5[d]

Share Purchase Agreement dated March 30, 2001 by and between Harbor Far East Exploration L.L.C., Closed Joint-Stock Company “Artel Staratelei Amur” and Closed Joint-Stock Company “Tas-Yurjah” Mining Company.

2.6[f]

Supplemental Agreement dated May 28, 2001, to Share Purchase Agreement dated March 30, 2001 by and between Harbor Far East Exploration L.L.C., Closed Joint-Stock Company “Artel Staratelei Amur” and Closed Joint-Stock Company “Tas-Yurjah” Mining Company.

2.7[i]	Purchase Agreement dated April 22, 2002 between Successful Union Limited and Pioneer Forest, Inc.
3.1[a]	Memorandum of Association of Harbor Global Company Ltd.
3.2[a]	Bye-Laws of Harbor Global Company Ltd.
4.1[c]	Specimen Common Share Certificate
10.1[a]	Form of Tax Separation Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
10.2[b]	Form of Administration and Liquidation Agreement by and between Calypso Management LLC and Harbor Global Company Ltd.
10.3b*	Form of Escrow Agreement by and among Harbor Global Company Ltd., Calypso Management LLC, Stephen G. Kasnet and State Street Bank and Trust Company
10.4[a]	Purchase Agreement dated as of May 11, 2000 by and among Ashanti Goldfields Company Limited, The Pioneer Group, Inc., Pioneer Goldfields II Limited and Ashanti Goldfields (Teberebie) Limited
10.5[a]	Form of Promissory Note from Ashanti Goldfields Teberebie Limited to Pioneer Goldfields II Limited
10.6[a]

Amended and Restated Limited Partnership Agreement of Pioneer Poland U.S., L.P. dated as of January 20, 1995 by and between Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and Pioneer Poland U.K. (Jersey) Limited, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999

10.7[a]

Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of January 20, 1995 by and among Pioneer Poland UK Limited, Pioneer Poland U.K. (Jersey) Limited and the Limited Partners, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999

10.8[a]

Limited Partnership Agreement of Pioneer Poland GP Limited Partnership dated as of August 3, 1999 by and among Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and the Limited Partners

10.9[a]

Joint Management Agreement dated as of January 20, 1995 by and among Pioneer Poland U.S., L.P., Pioneer Poland UK Limited and Pioglobal Management (Jersey) Limited (formerly Pioneering Management (Jersey) Limited, as amended September 15, 1995 and August 3, 1999

Exhibit Number	Description
10.10[a]

Advisory Agreement dated as of January 20, 1995 by and between Pioglobal Management (Jersey) Limited (formerly Pioneering Management (Jersey) Limited and European Convergence Partners Sp. a o.o (formerly Pioneer Investment Poland Sp. z o.o), as amended September 15, 1995

10.11c*	Harbor Global Company Ltd. Non-employee Director Share Plan
10.12[e]

Massachusetts Full-Service Office Lease Faneuil Hall Marketplace, dated as of October 26, 2000, between Faneuil Hall Marketplace, Inc. and Harbor Global Company Ltd., as amended by First Amendment to Lease dated as of December 13, 2000

10.13[e]	Amendment No. 1 to Administration and Liquidation Agreement dated as of October 30, 2000 by and between Harbor Global Company Ltd. and Calypso Management LLC
10.14[e]	Amendment No. 2 to Administration and Liquidation Agreement dated as of February 1, 2001 by and between Harbor Global Company Ltd. and Calypso Management LLC
10.15[a]

Subscription and Shareholders’ Agreement dated as of October 20, 1999 by and among Pioneer Polski Fundusz Nieruchomosci S.A., Fundacja Na Rzecz Nauki Polskiej, Towarzystwo Obrotu Nieruchomosciami AGRO S.A., Vienna Leas International S.A., Pioneer Real Estate Advisors Poland Sp. z o.o., Pioneer Pierwsze Polskie Towarzystwo Funduszy Inwestycyjnych S.A., PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.), CADIM Servotech B.V. and The European Bank for Reconstruction and Development

10.16[a]	Investment Advisory Agreement dated as of October 27, 1999 by and between Pioneer Polski Fundusz Nieruchomosci S.A. and Pioneer Real Estate Advisors Poland Sp. z o.o.
10.17[e]

Amendment dated as of September 21, 1998 to the Master Lease Agreement dated as of July 1, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

10.18[a]

Master Transaction Agreement dated as of May 15, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

10.19[a]

Property Management Agreement dated as of May 15, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

10.20[a]

Master Lease Agreement dated as of July 1, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

10.21[a]

Management Agreement dated as of November 24, 1998 by and between Closed Joint-Stock Company “Pioneer First” and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended December 13, 1998

10.22[a]

Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended February 14, 2000 by Supplemental Agreement No. 7

10.23[a]

Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

10.24[b]*	Form of Employment Agreement by and between Calypso Management LLC and Stephen G. Kasnet
10.25[b]*	Form of Employment Agreement by and between Calypso Management LLC and Donald H. Hunter
10.26[d]

Termination Agreement dated as of April 06, 2001 by and between European Bank for Reconstruction and Development, Cadim Servotech B.V., Vienna Leas International S. A., Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki Polskiej, Pioneer Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.

Exhibit Number	Description
10.27[h]	Assignment Agreement dated November 16, 2001 by and among FM, LLC, PIOGlobal Corporation and Closed Joint-Stock Company “Forest-Starma”
10.28[h]	Assignment Agreement dated November 16, 2001 by and among FM, LLC and PIOGlobal Corporation
10.29[h]	Assignment Agreement dated January 23, 2002 by and among Pioglobal Forest, L.L.C., Pioneer Forest, Inc. and Closed Joint-Stock Company “Forest-Starma”
10.30[h]	Amendment to Limited Partnership Agreement dated October 18, 2001 by and Pioneer Poland GP Limited Partnership, Pioglobal Poland U.S. (Jersey) Limited and Harbor Global II Ltd.
10.31[h]

Amendment to Amended and Restated Limited Partnership Agreement dated October 18, 2001 by and among Pioneer Poland GP Limited Partnership, Pioglobal Poland U.S. (Jersey) Limited and Harbor Global II Ltd.

10.32[h]	Timber Lease Agreement dated September 20, 2000 between Kerbinsky Leskhoz and JSC “Forest-Starma” [Reserved]
10.33[h]	Supplemental Agreement dated May 30, 2001 to Timber Lease Agreement dated September 20, 2000 between Kerbinsky Leskhoz and JSC “Forest-Starma”
10.34[h]	Extract from the Minutes No. 14 of the Meeting of the Territorial Forest Use Commission dated September 15, 2000[Reserved]
10.35[j]	Assignment Agreement dated April 22, 2002 between Pioglobal Forest, L.L.C. and FM, LLC.
10.36[j]	Assignment Agreement dated April 22, 2002 between Pioglobal Forest, L.L.C., FM, LLC and Closed Joint-Stock Company “Forest-Starma”.
10.37[j]	Assignment Agreement dated April 22, 2002 between Pioglobal Forest, L.L.C. and FM, LLC.
10.38[k]	Assignment of Limited Liability Company Interest dated May 28, 2002 between Pioneer Forest, Inc. and Successful Union Limited.
10.39[k]	Side Letter dated May 28, 2002 to Successful Union Limited from Pioglobal Forest, L.L.C. and Pioneer Forest, Inc.
10.40[k]	Promissory Note dated May 28, 2002 issued by Successful Union Limited in favor of Pioneer Forest, Inc.
10.41[k]	Form of Letter of Credit issued on May 24, 2002 by the Hongkong and Shanghai Banking Corporation Limited in favor of Pioneer Forest, Inc.
10.42[l]	Letter dated October 22, 2002 from the Board of Directors of Harbor Global Company Ltd. to Calypso Management LLC.
21.1[m]	List of Subsidiaries of Harbor Global Company Ltd.
99.1[m]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2[m]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[m]	Filed herewith.
[l]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 12, 2002.
[k]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on August 8, 2002.
[j]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on May 8, 2002.
[i]	Incorporated by reference to Harbor Global’s Report on Form 8-K (file number 000-30889) filed on April 30, 2002.
[h]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K (file number 0-30889) filed on March 26, 2002.
[g]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2001.

[f]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on August 6, 2001.
[e]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K (file number 000-30889) filed on March 28, 2001.
[d]	Incorporated by reference to Harbor Global’s Report on Form 8-K (file number 000-30889) filed on April 11, 2001.
[c]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
[b]	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
[a]	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
*	Denotes a management contract or compensatory plan or arrangement.
[1]	The Purchase Agreement listed as Exhibit 2.2. refers to the contents of omitted schedules and exhibits described briefly therein. Harbor Global Company Ltd. will supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

On December 30, 2002 Harbor Global filed a Current Report on Form 8-K reporting the purchase by Pioglobal Omega of the IFC’s minority interest in Pioneer First Russia under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR GLOBAL COMPANY LTD.
Dated: March 11, 2003

By: /s/ DONALD H. HUNTER
Donald H. Hunter Chief Operating Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEPHEN G. KASNET Stephen G. Kasnet	Principal Executive Officer	March 11, 2003

/s/ DONALD H. HUNTER Donald H. Hunter	Principal Operating Officer, Principal Financial Officer and Principal Accounting Officer	March 11, 2003

/s/ JOHN F. COGAN JR. John F. Cogan Jr.	Director	March 11, 2003

/s/ JOHN D. CURTIN JR. John D. Curtin Jr.	Director	March 11, 2003

/s/ W. REID SANDERS W. Reid Sanders	Director	March 11, 2003

/s/ JOHN H. VALENTINE John H. Valentine	Director	March 11, 2003

CERTIFICATIONS

I, Stephen G. Kasnet, Chief Executive Officer of the Company, certify that:

1.    I have reviewed this annual report on Form 10-K of Harbor Global Company Ltd.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 11, 2003

/s/ STEPHEN G. KASNET
Stephen G. Kasnet Chief Executive Officer

CERTIFICATIONS

I, Donald H. Hunter, Chief Financial Officer of the Company, certify that:

1.    I have reviewed this annual report on Form 10-K of Harbor Global Company Ltd.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 11, 2003

/s/ DONALD H. HUNTER
Donald H. Hunter Chief Financial Officer

HARBOR GLOBAL COMPANY LTD.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Harbor Global Company Limited

Boston, MA

We have audited the accompanying consolidated balance sheets of Harbor Global Company Limited (a Bermuda limited duration company) (the “Company”) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the three years ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, in 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/    DELOITTE & TOUCHE LLP

January 24, 2003

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF EARNINGS

For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in Thousands Except Per Share Amounts)
Revenues:
Real Estate Rental Revenue	$7,714	$6,630	$8,211
Interest Income	3,094	3,688	1,538
Services and Other Revenue	1,999	1,979	1,663

Total Revenues	12,807	12,297	11,412
Operating Expenses:
Salary and Benefit Expenses	(2,932)	(3,161)	(4,189)
Facility Expenses	(1,299)	(1,294)	(1,368)
Building and Property Management Expenses	(2,375)	(2,628)	(2,073)
Management Fee Expense	(2,836)	(4,116)	(853)
Other Expenses	(6,488)	(6,590)	(6,937)
Allocation of Former Parent Company Costs	—	—	(5,741)

Total Operating Expenses	(15,930)	(17,789)	(21,161)

Loss from Operations	(3,123)	(5,492)	(9,749)
Other Income (Expense):
Net Realized Gains on Equity and Fixed Income Securities	12,002	9,084	21,525
Write-down of Venture Capital Investments	—	(5,283)	(18,159)
Gain on Sale of Tas-Yurjah	—	7,303	—
Write-Off of Investment in Polish Real Estate Fund	—	(1,875)	—
Loss on Sale of Venture Capital General Partnership	—	(680)	—
Interest Expense	(1)	—	(1)

Total Other Income	12,001	8,549	3,365
Income (Loss) from Continuing Operations before Provision for Income Taxes and Minority Interest and Equity Loss on Investment	8,878	3,057	(6,384)
Provision for Income Taxes	(3,866)	(3,414)	(8,003)

Income (Loss) from Continuing Operations before Minority Interest and Equity Loss on Investment.	5,012	(357)	(14,387)
Minority Interest (Expense) Income	(3,938)	3,491	10,498
Equity Loss on Venture Capital Investments	(415)	(757)	—

Net Income (Loss) from Continuing Operations Before Discontinued Operations	659	2,377	(3,889)
Discontinued Operations:
Net Loss from Operations	—	(3,056)	(6,147)
Gain (Loss) on Disposal	424	(8,253)	—

Net Income (Loss)	$1,083	$(8,932)	$(10,036)

Earnings (Loss) Per Share:
Continuing Operations:
Basic and Diluted Earnings (Loss) Per Share	$0.12	$0.42	$(0.69)
Discontinued Operations:
Basic and Diluted Earnings (Loss) Per Share	0.08	(2.00)	(1.09)

Basic and Diluted Net Earnings (Loss) Per Share	0.20	(1.58)	(1.78)

Weighted Average Basic and Diluted Shares Outstanding	5,650	5,644	5,643

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(in Thousands)
ASSETS
Cash and Cash Equivalents	$12,381	$4,660
Restricted Cash	3,859	4,440
Marketable Securities	14,779	19,653
Accounts Receivable	1,005	469
Notes Receivable	4,911	2,427
Other Current Assets	1,383	940
Net Current Assets of Discontinued Operations	—	6,479

Total Current Assets	38,318	39,068
Long-term Restricted Cash and Investments	5,000	5,000
Polish Venture Capital Investment	820	1,235
Marketable Securities	19,047	18,800
Long-term Investments	5,866	5,322
Building	22,702	23,370
Other Long-term Assets	883	1,022
Note Receivable	4,776	6,802
Goodwill	1,253	953

Total Assets	$98,665	$101,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,824	$1,299
Dividends Payable	3,859	2,549
Accrued Expenses	2,346	2,403
Accrued Fees Payable to Calypso Management	795	2,160
Amount Due to Officer on Compensation Liability	—	1,800
Foreign Taxes Payable	548	2,162
Deferred Taxes	411	—

Total Current Liabilities	9,783	12,373
Deferred Taxes	2,263	2,086
Note Payable	5,000	5,000

Total Liabilities	17,046	19,459
Minority Interest	26,460	25,480
STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,655,311 and 5,649,311 shares issued and outstanding as of December 31, 2002 and 2001, respectively	14	14
Preferred shares par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	59,582	62,768
Accumulated Deficit	(8,370)	(9,453)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	3,933	3,304

Total Stockholders’ Equity	55,159	56,663

Total Liabilities and Stockholders’ Equity	$98,665	$101,572

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2002, 2001 and 2000

	Common Shares
	Shares Issued	Par	Paid-in Capital	Former Parent Company Equity (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Dollars in Thousands
Balance, January 1, 2000				(58,190)				(58,190)
Net Loss to Contribution Date October 24, 2000				(9,515)				(9,515)
Former Parent Company Investment and Forgiveness of Payables to Affiliates				143,468				143,468

Balance to Contribution Date				75,763				75,763
Former Parent Company Contribution				$75,763	(75,763)			—
Shares Issued	5,643,311	$14						14
Net Loss Subsequent to Contribution Date					$(521)			(521)

Balance, December 31, 2000		14	75,763	—	(521)			75,256
Shares Issued	6,000	$—	55					55
Net Loss					(8,932)		(8,932)	(8,932)
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $2,086 and minority interest of $2,953)						$3,304	3,304	3,304

Comprehensive Loss							($5,628)

Distribution			(13,050)					(13,050)

Balance, December 31, 2001	5,649,311	14	62,768	—	(9,453)	3,304		56,633
Shares Issued	6,000	$—	44					44
Net Income					1,083		1,083	1,083
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $264 and minority interest of $558)						629	629	629

Comprehensive Income							$1,712

Acquisition of IFC Interest (See Note 10)			1,860					1,860
Distribution			(5,090)					(5,090)

Balance, December 31, 2002	5,655,311	$14	$59,582	$—	$(8,370)	$3,933		$55,159

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In Thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,083	$(8,932)	$(10,036)
Net Income (Loss) from Discontinued Operations	424	(11,309)	(6,147)

Net Income (Loss) from Continuing Operations	659	2,377	(3,889)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash Interest Income on Note Receivable	(958)	(1,136)	(322)
Interest Earned on Restricted Cash	—	(59)	(32)
Depreciation and Amortization	994	1,126	1,165
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(11,101)	(1,981)	(3,366)
Gains on Other Investments	—	—	(420)
Gain on Sale of Tas-Yurjah	—	(7,303)	—
Write-Off of Investment in Polish Real Estate Fund	—	1,875	—
Cash Costs of Polish Real Estate Fund Liquidation	—	(1,590)	—
Loss on Sale of Venture Capital General Partnership	—	680	—
Non-Cash Compensation to Directors from Common Shares	44	55	—
Allocation of Former Parent Company Costs	—	—	5,741
Minority Interest Expense (Income)	3,938	(3,491)	(10,498)
Equity Loss on Venture Capital Investments	415	757	—
Changes in Operating Assets and Liabilities—Other Current Assets	3,895	(13,981)	(5,783)
Accrued Expenses and Accounts Payable	(2,188)	(1,636)	(370)

Total Adjustments and Changes in Operating Assets and Liabilities	(4,961)	(26,684)	(13,885)

Net Cash Used in Continuing Operating Activities	(4,302)	(24,307)	(17,774)

Net Cash (Used in) Provided by Discontinued Operations	(100)	(745)	4,040

Cash Flows from Investing Activities:
Purchase of Long-term Investments	(10,214)	(9,505)	(14,196)
Additions to Building	—	(81)	(77)
Additions to Other Long-term Assets	(111)	5,589	(5,997)
Purchase of IFC’s shares in Pioglobal First Russia	(450)	—	—
Proceeds from Sale of Long-term Investments	21,900	13,199	31,115
Net Proceeds from Polish Venture Capital Investing Activities	—	1,836	970
Net Proceeds from Sale of Tas-Yurjah	—	8,255	—
Net Proceeds from Sale of Russian Timber Operations	5,003	—	—
Net Out Flow from Sale of Venture Capital General Partnership	—	(459)	—
Proceeds from Payment on Note Receivable	2,500	2,500	—

Net Cash Provided by Investing Activities	18,628	21,334	11,815

Cash Flows from Financing Activities:
Distributions Paid	(5,090)	(13,050)	—
Dividends Paid to Minority Interest	(196)	(168)	—
Due to Affiliates, Net	—	—	1,508
Amounts Invested by Limited Partners of Venture Capital Subsidiary	—	—	950
Distribution from Former Parent Company	—	—	19,111
Reclassification of Restricted Cash	(1,219)	(2,190)	880

Net Cash (Used In) Provided by Financing Activities	(6,505)	(15,408)	22,449

Net Increase (Decrease) in Cash and Cash Equivalents	7,721	(19,126)	20,530

Cash and Cash Equivalents, Beginning of Period	4,660	23,786	3,256

Cash and Cash Equivalents, End of Period	$12,381	$4,660	$23,876

Income Taxes Paid	$5,156	$5,490	$5,309

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

The Company’s primary assets by segment consist of the following: Russian real estate management and investment management operations; real estate management operations; and its other assets and operations (“Other”). Other includes approximately $16.2 million in cash and cash equivalents and marketable securities held directly by Harbor Global of which $5 million is restricted to satisfy liabilities associated with Pioneer’s former gold mining operations. Other also includes a non-interest-bearing promissory note with an original face value of $13.8 million and a balance outstanding of $8.8 million, held by Pioglobal Goldfields II Limited, a wholly owned subsidiary of the Company, a $2.0 million non-interest-bearing promissory note payable on May 28, 2003 from the sale of the Company’s Russian timber operations and an approximately 8% limited partnership interest in the Prospect Poland Fund.

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

Basis of Presentation

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the results of operations for the years ended December 31 2002, 2001 and 2000, the financial position as of December 31, 2002 and 2001 and cash flows for the years ended December 31, 2002, 2001 and 2000.

The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company’s businesses. The historical consolidated financial statements for the year ended December 31, 2000 includes allocations of certain Pioneer expenses relating to the Company’s businesses that were transferred to the Company from Pioneer. These costs are included in the Statement of Earnings as costs allocated by the former parent and include an allocation of indirect costs such as legal, finance and human resources and direct costs such as salary and benefit costs of Pioneer employees who worked exclusively for the Company, travel and political risk insurance. The cost of the

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

services charged to the Company is not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Spin-off, the Company began performing these functions using its own resources or purchased services.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, all United States federal income tax expenses have been and will be borne by its shareholders. The income tax provisions and deferred taxes included in the accompanying consolidated financial statements relate to the Company’s corporate subsidiaries that are located primarily in Russia.

The consolidated financial statements included herein may not necessarily reflect the consolidated results of operations, financial position, and cash flows of the Company if it had been a separate, stand-alone entity for the period presented prior to the Spin-Off.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

Consolidation

The accompanying consolidated financial statements include the Company’s wholly owned and majority-owned subsidiaries and certain partnerships that it controlled. Intercompany transactions and balances have been eliminated. For the year ended December 31, 2000, the Company fully consolidated Prospect Poland U.S., L.P. and Prospect Poland UK, L.P. (collectively, the “Prospect Poland Fund”), in which the Company’s ownership interests were and continue to be 7.2% and 9.2%, respectively. As a holder of a 59.5% general partnership interest in the general partner of the Prospect Poland Fund, the Company could not be removed as general partner and had absolute and unilateral authority to make investment decisions and to declare, or not to declare, distributions of partnership income to the partners. Effective November 2001, the Company sold its general partnership interest and as a result, from this date ceased to fully consolidate the Prospect Poland Fund. The Company now reports its venture capital investment of approximately 8% in the limited partnership interest of the Prospect Poland Fund on the equity basis of accounting.

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

Revenue Recognition

Real estate rental revenue is recorded monthly over the terms of the leases. Interest income and other income are recorded when earned. Service and other revenue includes investment management, shareholder services, trust management and other fees. Service revenue is recorded as income during the period in which services are performed. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the Company’s price is fixed or determinable and collectibility is reasonably assured.

Management Fee

The Company entered into an administration and liquidation agreement with Calypso Management LLC (“the Manager”), under which the Manager manages the liquidation of the Company and operates the Company’s

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

assets as going concern businesses until they are liquidated. The Company pays the expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company’s shareholders. The Company incurs management fees on a monthly basis related to the reimbursement of expenses and accrues management fees related to the distribution of proceeds at the earlier of (1) the formal declaration by the Board of Directors of a distribution or (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

Cash And Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. All highly liquid investments purchased with a maturity of greater than three months are classified under marketable securities.

Polish Venture Capital Investment

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the year ended December 31, 2002, the Company wrote-down its investment by approximately $325,000 and incurred approximately $90,000 of operating expenses, representing its approximately 8% share. For the year ended December 31, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $6,040,000, of which approximately $5,283,000 was recorded through October 31, 2001. Through this date the Company fully consolidated the Prospect Poland Fund. Approximately 92% of the write-downs through October 31, 2001 were attributable to minority shareholders. Between October 31, 2001 and December 31, 2001, the Company wrote-down its investment by approximately $757,000, comprising it’s approximately 8% equity share of write-downs occurring during that period. For the year ended December 31, 2000 the Company consolidated the Prospect Poland Fund for the full year and wrote-down the underlying portfolio investments by approximately $18,159,000; however, approximately 92% of these write-downs were attributable to minority shareholders.

Russian Investments

Russian investments consist of Russian equity and fixed income securities, consisting of Russian government bonds and Russian corporate bonds, held in the portfolio of the PIOGLOBAL Investment Fund, an approximately 51% owned subsidiary of the Company. Such equity securities are either classified as available-for-sale and recorded at fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or as long-term investments. Russian government bonds are characterized as trading securities and Russian corporate bonds are characterized as available-for-sale, both of which are recorded at fair value pursuant to SFAS No. 115.

Management has determined that for certain of these equity securities there was sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder’s equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. The Company classifies Russian equity investments that do not meet its liquidity threshold as long-term investments and carries such investments at cost with adjustments made for other-than-temporary impairment. Of PIOGLOBAL Investment Fund’s equity portfolio, approximately $19,000,000 of $24,300,000 and approximately

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

$18,800,000 of $24,100,000 were carried at quoted market prices at December 31, 2002 and December 31, 2001, respectively.

As of December 31, 2002 and 2001, the gross unrealized gains of approximately $9,430,000 and approximately $8,048,000, respectively and gross unrealized losses of approximately $0 and approximately $0, respectively of equity securities are recorded net of deferred taxes and minority interest in other comprehensive income. Additionally, gross unrealized gains of approximately $3,000 and approximately $1,000 and gross unrealized losses of approximately $4,000 and approximately $10,000 of Russian corporate bonds as of December 31, 2002 and 2001, respectively are recorded net of deferred taxes and minority interest in other comprehensive income. Unrealized gains on Russian government bonds recorded as of December 31, 2002 and 2001 were approximately $511,000 and approximately $482,000, respectively.

Building

The building represents an office building in Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years.

Valuation Of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, note receivable, marketable securities, accounts payable and note payable. The Company considers the available market quotations when estimating fair value of financial instruments. Except for certain marketable securities and notes receivable, the carrying values of the Company’s financial instruments approximate fair value.

Marketable securities, which are recorded pursuant to SFAS No. 115, primarily consist of Russian equity securities and Russian corporate bonds characterized as available-for-sale and recorded at fair value, foreign government bonds characterized has held-for-trade and recorded at fair value, and U.S. treasury bills characterized as held-to-maturity.

At December 31, 2002, the carrying value of the U.S. treasury bills, which are recorded in short-term marketable securities and long-term restricted cash and investments, was approximately $14,659,000. Based on available market quotations, the fair value of the U.S. treasury bills at December 31, 2002 exceeded their carrying value by approximately $51,000, which is comprised of gross unrecognized holding gains of approximately $77,000 and gross unrecognized holding losses of approximately $20,000. At December 31, 2001, the carrying value of the U.S. treasury bills was approximately $16,828,000. Based on available market quotations, the fair value of the U.S. treasury bills at December 31, 2001, exceeded their carrying value by approximately $313,000, which is comprised of gross unrealized holding gains of approximately $333,000 and gross unrecognized holding losses of approximately $20,000.

The Company’s short-term note receivables are carried at cost, which approximates fair value at December 31, 2002. The long-term note receivable is carried at cost. At December 31, 2002, the fair value of the Company’s note receivable was approximately $5,285,000, which exceeded the carrying value by approximately $509,000 based on management’s best estimate using discounted projected cash flows. At December 31, 2001, the fair value of the Company’s note receivable was approximately $7,622,000, which exceeded the carrying value by approximately $820,000 based on management’s best estimate using discounted projected cash flows.

Foreign Currency Translation

Generally, the Company’s operations are conducted in Russia, which has a highly inflationary economy, and as a result, the functional currency used for the Company’s Russian subsidiaries is currently the U.S. dollar. For

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

those entities, the translation gains and losses that result from remeasuring into the U.S. dollar for reporting purposes are included in the accompanying consolidated statements of operations. Net foreign currency losses in the Statement of earnings were approximately $371,000 in 2002, $489,000 in 2001, and $263,000 in 2000.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In accordance with the Company’s adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” the Company uses an estimate of the future undiscounted cash flows using a probability-weighted cash flow estimated approach of the primary-related asset or asset grouping in measuring whether the assets are impaired. If any impairment is identified, an impairment charge is recorded to write down the assets by the excess of the carrying value over fair value. The Company periodically reviews its long-lived assets and assesses the future useful life of these assets whenever events or changes in circumstances indicate that the current useful life has diminished. Previously, the Company reviewed its long-lived assets for impairments with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” refer to recent account pronouncements for the effects of the adoption.

Concentration Of Risk

The Company’s operations are generally concentrated in Russia. The Company endeavors to mitigate its exposure by performing ongoing evaluations of its Russian subsidiaries and investments. The Company does not maintain political risk insurance for any of its businesses.

Recent Accounting Pronouncements

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at least annually at the reporting unit level. For the years ended December 31, 2001 and 2000, the Company recorded approximately $286,000 and $285,000, respectively, of goodwill expense. The Company no longer amortizes goodwill. There was no transitional adjustment resulting from the intangible asset impairment test. The following table reflects the adoption of SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Reported Net Income (Loss)	$1,083	$(8,932)	$(10,036)
Goodwill Amortization	—	286	285

Adjusted Net Income (Loss)	$1,083	$(8,646)	$(9,751)

Basic and Diluted Earnings (Loss) Per Share:
Reported	$0.20	$(1.58)	$(1.78)
Goodwill Amortization	—	0.05	0.05

Adjusted	$0.20	$(1.53)	$(1.73)

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No. 144 supersedes Statement No. 121, “Accounting for the

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which states that reimbursements received for out-of-pocket expenses incurred should be reported as revenue in the Statement of earnings. The adoption of EITF Issue 01-14 did not have an impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

(3)    STOCKHOLDERS’ EQUITY

On August 15, 2000, the Company affected a four-for-one share split which increased its authorized share capital from 12,000,000 common shares, par value $.01 per share, to 48,000,000 common shares, par value $.0025 per share. All common share and per share data in the accompanying consolidated financial statements reflect the share split.

(4)    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(5)    BUILDING

The cost and the accumulated depreciation for the building are as follows:

	2002	2001
	(in thousands)
Building Cost	$26,709	$26,709
Accumulated Depreciation	(4,007)	(3,339)

	$22,702	$23,370

(6)    NOTE RECEIVABLE

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

As described above, Harbor Global succeeded to Pioneer’s rights and obligations. These included proceeds from the sale of the gold mining operation, including $5,000,000 in cash, a $13,800,000 non-interest bearing promissory note (originally discounted to approximately $9,679,000 based on its terms and conditions) and the right to receive payments of up to $5,000,000, contingent upon prevailing gold prices and productivity. However, Harbor Global agreed that promptly after the fifth anniversary of the closing on May 11, 2000 of the purchase agreement with Ashanti, it would return to Pioneer the lesser of $5,000,000 or the proceeds received by Pioglobal Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement. The foregoing liability is currently recorded as a $5,000,000 note payable insomuch as management believes that this is the most likely settlement amount as of the balance sheet date. Additionally, $5,000,000 has been set aside to satisfy this liability and is classified as long term restricted cash and investments. The terms of the promissory note obligate Ashanti to pay the face value over five years, with principal amounts of between $2,500,000 and $3,750,000 due annually.

The agreement with Ashanti also provides for supplemental payments, totaling up to a maximum of $5 million. Accordingly, Ashanti is required to pay $250,000 for each calendar quarter commencing on April 1, 2001 and ending March 31, 2006 during which:

•	the average price of gold (which shall be the London pm fix spot price on each day in the relevant calendar quarter on which such spot price is quoted on the Reuters Screen NMRB), based on the London pm fix spot price per troy ounce of loco London good delivery bullion of not less than 0.995 fineness, is at least $325 per ounce; and

•	at least 35,000 troy ounces of gold are produced from the processing of ore located on property covered by mining leases between the Government of Ghana and the gold mining operation sold by Pioglobal Goldfields II to Ashanti.

The conditions described above were not met during any calendar quarter ending on or before December 31, 2002. Accordingly, assuming each of the conditions described above are met during each calendar quarter after December 31, 2002 through March 31, 2006, the maximum supplemental payment Pioglobal Goldfields II could receive from Ashanti is $3.25 million.

During both 2002 and 2001, the Company received $2,500,000 from Ashanti and recognized interest income in 2002, 2001 and 2000 of approximately $958,000, $1,136,000 and $321,000, respectively. The discounted carrying value of the promissory note is recorded as a long-term note receivable in the accompanying consolidated balance sheets.

(7)    DIVIDENDS PAYABLE

The dividend payable of approximately $3,859,000 and approximately $2,549,000 at December 31, 2002 and December 31, 2001, respectively, represents a payable to minority shareholders of PIOGLOBAL Investment Fund. Approximately $3,859,000 and approximately $2,549,000 has been set aside by PIOGLOBAL Investment Fund as of December 31, 2002 and December 31, 2001, respectively, to satisfy this liability and is classified as restricted cash.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(8)    OTHER EXPENSES

Other expenses consist of the following:

	December 31,
	2002	2001	2000
	(in thousands)
Insurance and Other Taxes	$2,052	$1,964	$2,335
Professional Services	1,349	1,491	1,208
Advertising Expense	973	194	170
Selling Expense	746	727	130
Realized Losses on Foreign Currency Transactions and Translation Losses	371	489	263
Telephone and Data Processing	182	201	178
Directors Fees	144	150	—
Travel, Subscriptions, and Dues	133	158	177
Amortization Expense	—	286	285
Tas-Yurjah Expenses	—	325	1,283
Other	538	605	908

Total Other Expenses	$6,488	$6,590	$6,937

(9)    INCOME TAXES

The results of operations of certain subsidiaries of the Company prior to the Spin-off were included in the U.S. federal consolidated tax returns of Pioneer. In the Company’s consolidated financial statements, the provision for income taxes includes a provision for its subsidiary operations calculated on the separate-return basis in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes”. The separate return method allocates current and deferred taxes to members of a group by applying the provisions of SFAS No. 109 to each member as if it were a separate taxpayer.

The following is a summary of the components of income (loss) from continuing operations before provision for income taxes and minority interest for financial reporting purposes:

	2002	2001	2000
	(in thousands)
Domestic	$(2,357)	$3,102	$(4,888)
Foreign	11,235	(45)	(1,496)

	$8,878	$3,057	$(6,384)

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The components of the provision for foreign income taxes on continuing operations consist of:

	2002	2001	2000
	(in thousands)
Current Foreign	$3,455	$3,414	$8,003
Deferred Foreign	411	—	—

	$3,866	$3,414	$8,003

Income taxes, as stated as a percentage of loss from continuing operations before provision for income taxes, are comprised of the following:

2000
Federal Statutory Rate	(35.0)%
Losses Incurred with No Tax Benefit	120.0
Foreign Rate Differential	16.9
Temporary Differences Not Benefited	7.5
Other	16.0
Effective Tax Rate	125.4%

In connection with the Spin-Off in October 2000, a foreign holding company was established which has been re-characterized as partnership for U.S. tax purposes. Because of its classification as a partnership for United States federal income tax purposes, Harbor Global itself is not subject to United States federal income tax and hence the effective tax rate is zero. Operations in Poland are primarily conducted through partnerships that are not taxable. The income tax provisions for 2002 and 2001 and the deferred taxes included in the accompanying consolidated financial statements for 2002 and 2001 relate to the Company’s corporate subsidiaries that are located primarily in Russia.

The total income tax provision included in the accompanying consolidated statements of operations is as follows:

	2002	2001	2000
	(in thousands)
Continuing Operations	$3,866	$3,414	$8,003
Discontinued Operations	—	375	2,763

	$3,866	$3,789	$10,766

The tax effects of significant temporary differences are as follows:

	2002	2001
	(in thousands)
Non-Current Deferred Tax Asset	$169	$79
Less Valuation Allowance	(169)	(79)

Net Non-Current Deferred Tax Asset	—	—
Current Deferred Tax Liability on Net Unrealized Gains on Short Term Marketable Securities	$411	—
Non-Current Deferred Tax Liability on Net Unrealized Gains on Long term Marketable Securities	2,263	2,086

Net Deferred Tax Liability	$2,674	$2,086

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(10)    MINORITY INTEREST

The Company’s minority interest liability includes the interests of the other equity holders of the Company’s consolidated subsidiaries. The liability for each entity is recorded based on the net book value at the balance sheet date. On December 18, 2002, Pioglobal Omega, L.L.C. (“Pioglobal Omega”) acquired from the International Finance Corporation (“IFC”), the IFC’s 18.35% minority interest in Pioglobal First Russia, Inc. (“Pioglobal First Russia”) for $450,000. Upon completion of the transaction, Pioglobal First Russia became a wholly owned subsidiary of Pioglobal Omega. Prior to the Company’s acquisition of the shares from the IFC, the Company and the IFC had entered into a put and call agreement with respect to the IFC’s shares of Pioglobal First Russia. In connection with this purchase, the Company resolved the put and call agreement with the IFC, as well as questions previously raised by the IFC regarding the adequacy of a 1999 insurance settlement and the appropriateness of certain services charged to Pioglobal First Russia and its affiliates.

As a result of the transaction with the IFC, the Company recorded the purchase price as a step acquisition and recorded goodwill of approximately $300,000, which was net of minority interest acquired of approximately $150,000. Approximately $1,860,000 of minority interest previously recorded and related to the original subscription by the IFC was recorded to equity as a result of the transaction.

As of December 31, 2002 and 2001, the Company’s minority interest liability consisted of the following:

	2002	2001
	(in thousands)
PIOGLOBAL Investment Fund (an approximate 51% owned subsidiary at December 31, 2002 and 2001)	$26,460	$23,361
Pioglobal First Russia (an approximate 82% owned subsidiary at December 31, 2001)	—	2,119

	$26,460	$25,480

(11)    BENEFIT PLANS

Prior to the Spin-Off, the Company’s employees participated in a retirement benefit plan and a savings and investment plan of Pioneer (the “Benefit Plans”), which qualified under Section 401(k) of the Internal Revenue Code. Pioneer made contributions to a trustee, on behalf of eligible employees to fund both Benefit Plans. The contributions allocable to the Company’s employees in 2000 have been included in the costs and expenses in the accompanying consolidated financial statements. These costs were approximately $45,000. Following the Spin-Off, the Company’s employees are no longer eligible to participate in the Benefit Plans.

(12)    RELATED PARTY TRANSACTIONS

On August 7, 2000, the Company entered into an administration and liquidation agreement with Calypso Management, under which Calypso Management manages the liquidation of the Company and operates the Company’s assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of the Manager. The Manager is owned and operated by the Company’s President and Chief Executive Officer as well as the Company’s Chief Operating Officer and Chief Financial Officer.

Under the administration and liquidation agreement, the Company pays expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

assets that are ultimately distributed to the Company’s shareholders, generally according to the following schedule:

•	with respect to the first $36 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 10% of such net proceeds;

•	with respect to the next $72 million in net proceeds available for distribution, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

•	with respect to any additional net proceeds, Calypso Management shall receive a payment equal to 10% of such net proceeds.

Net proceeds do not include any unexpended portion of the $19.1 million contributed by Pioneer to Harbor Global at the time of the Spin-Off. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, the Manager became entitled to share in distributions of $5.4 million of the unexpended cash contributed by Pioneer. In addition, the proceeds received by Pioneer Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed, if any.

The Company incurred management fee expenses of approximately $2,796,000, $2,666,000 and $853,000 during 2002, 2001 and 2000, respectively related to the reimbursement of expenses. Of this management fee, approximately $795,000 and $710,000 was outstanding at December 31, 2002 and 2001, respectively.

During 2002, the Company incurred additional management fee expense of $40,000 paid to Calypso Management in connection with the distribution paid to shareholders on November 22, 2002. The remaining management fee paid in connection with the distribution was recorded in 2001 and included in the estimated loss on disposal of Russian timber operations.

As of December 31, 2001, the Company recorded $1,450,000 as an additional accrued expense to reflect the amount owed to Calypso Management and paid on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

On October 24, 2002 and 2001, the Company issued 1,500 shares of its common stock to each of its directors pursuant to, and in accordance with, the Company’s Non-Employee Director Share Plan. As a result the Company recorded a compensation charge to the Statement of earnings of approximately $44,000 and $55,000 for the years ended December 31, 2002 and 2001, respectively. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-Off date, each director of the Company who is not an employee will be granted and issued 1,500 fully vested common shares in consideration of each non-employee director’s future service as a director.

(13)    COMMITMENTS AND CONTINGENCIES

On October 25, 2002, former employee of a Pioneer affiliate filed a complaint against PIOGlobal Corporation, Pioneer and Pioneer Investment Management USA, Inc., in the Massachusetts Superior Court, Suffolk County. An amended complaint was served on PIOGlobal Corporation on October 25, 2002. The amended complaint alleges that the former employee was terminated as President and Chief Investment Officer of an investment fund managed by Pioneer. The former employee brings claims for breach of contract, violation of the Massachusetts Wage Act and Quantum Meruit and seeks unspecified monetary damages. The Company believes the former employee’s claims against it are without merit. The Company has commenced an arbitration process to resolve the matter.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Operating lease expenses were approximately $610,000, $546,000, and $396,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The table below provides information about future operating lease commitments having initial or remaining non cancelable terms in excess of one year.

Year Ending December 31,
2003	680,794
2004	527,628
2005	513,475
2006	357,782
2007	146,016
Beyond	153,167

$2,378,862

(14)    DISCONTINUED OPERATIONS

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations based on a review of purchase proposals. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Company recorded the disposal effective December 31, 2001.

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

Pioneer Forest has agreed to indemnify the purchaser for breach of any representations and warranties made by Pioneer Forest. This indemnification obligation terminates on May 28, 2003, except with respect to any claim that is: (a) properly asserted in writing prior May 28, 2003 and identified as a claim for indemnification in accordance with the terms of the purchase agreement, or (b) the result of fraud on the part of Pioneer Forest, which such claims, if any, shall survive until they are resolved and satisfied in full. The maximum aggregate liability of Pioneer Forest under the indemnification provisions of the purchase agreement is $1.5 million, except that claims relating to the business and activities of Pioglobal Forest and Forest-Starma following the closing are not subject to any cap on liability.

The Company’s Board of Directors approved the disposition of the Russian timber operations on February 5, 2002, and accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation starting in 2001. Prior to 2001, the Company reported its Russian

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

timber operations as a separate segment. The following is a summary of the results of the discontinued operations of the Russian timber segment for the years ended December 31, 2002, 2001 and 2000, respectively:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues from Timber Sales	$—	$16,330	$12,853

Loss before Income Taxes	—	(2,681)	(5,236)
Income Tax Expense	—	(375)	—
Gain (Loss) on Disposal of Russian Timber Operations	424	(8,253)	—

Net Income (Loss) from Discontinued Russian Timber Operations	$424	$(11,309)	$(5,236)

Pioglobal First Russia’s wholly owned subsidiaries, Closed Joint-Stock Company “Pioneer Securities” and UKS Securities Limited (“UKS Securities”), previously traded in various Russian securities on behalf of customers, and to a lesser extent, on their own account. In 1999, the decision was made by Pioglobal First Russia’s management to close the operations of these two companies after all transfers of customers’ positions were complete. No loss was realized in connection with the closure. In August 2000, the Company completed the liquidation of UKS Securities, and as a result, incurred U.S. income tax expense on the earnings and profits of the liquidated entity.

Accordingly, the operating results for the Russian brokerage operations have been segregated from the results of continuing operations and are reported separately on the consolidated statements of operations for all periods presented.

The following is a summary of the results of discontinued operations for the years ended December 31, 2002, 2001, and 2000, respectively for the Russian brokerage operations.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Gain on Disposition and Insurance Claim Proceeds	—	—	$1,647
Income Tax (Expense) Benefit	—	—	(2,763)

Loss from Discontinued Operations before Minority Interest	—	—	(1,116)
Minority Interest Income	—	—	205

Net Loss from Discontinued Operations	$—	$—	$(911)

(15)    FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

capital operations and as a result no longer reports these operations as a separate segment. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: management services

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2002
Net Revenues and Sales	$10,125	$1,165	$1,517	$12,807

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	7,656	(695)	1,917	8,878
Income Taxes	(3,861)	(5)	—	(3,866)
Minority Interest Expense	(3,938)	—	—	(3,938)
Equity Loss on Investment	—	—	(415)	(415)

Net (Loss) Income from Continuing Operations	$(143)	$(700)	$1,502	$659

Depreciation and Amortization	$(959)	$(35)	$—	$(994)

Total Assets	$74,023	$649	$23,993	$98,665

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2002
Revenues from External Customers—
Russia	$11,289
Other	1,518

Total	$12,807

Long-lived Assets
Russia	$23,497
Other	820

Total	$24,317

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2001
Net Revenues and Sales	$8,709	$1,168	$2,420	$12,297

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	6,733	(3,971)	295	3,057
Income Taxes	(3,396)	—	(18)	(3,414)
Minority Interest (Expense) Income	(2,453)	—	5,944	3,491
Equity Loss on Investment	—	—	(757)	(757)

Net Income (Loss) from Continuing Operations.	$884	$(3,971)	$5,464	$2,377

Depreciation and Amortization	$(1,060)	$(55)	$(11)	$(1,126)

Write Down of Venture Capital Investment Projects	$—	$—	$(5,283)	$(5,283)

Capital Expenditures	$81	$—	$—	$81

Total Assets	$66,276	$438	$34,858	$101,572

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2001
Revenues from External Customers—
Russia	$9,567
Poland	446
Other	2,284

Total	$12,297

Long-lived Assets
Russia	$24,325
Other	1,387

Total	$25,712

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2000
Net Revenues and Sales	$8,999	$1,789	$624	$11,412

Income (Loss) before Income Taxes and Minority Interest	19,111	(3,632)	(21,863)	(6,384)
Income Taxes	(7,997)	(1)	(5)	(8,003)
Minority Interest (Expense) Income	(7,189)	—	17,687	10,498

Net Income (Loss) from Continuing Operations.	$3,925	$(3,633)	$(4,181)	$(3,889)

Depreciation and Amortization	$(1,050)	$(102)	$(13)	$(1,165)

Write Down of Venture Capital Investment Projects	$—	$—	$(18,159)	$(18,159)

Capital Expenditures	$77	$—	$—	$77

Total Assets	$54,748	$1,034	$87,727	$143,509

ENTERPRISE-WIDE DISCLOSURES

(IN THOUSANDS)

2000
Revenues from External Customers—
Russia	$8,999
Poland	2,398
Other	15

Total	$11,412

Long-lived Assets
Russia	$25,423
Poland	465
Other	952

Total	$26,840

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(16)    SUPPLEMENTARY CASH FLOW INFORMATION

The following is a summary of the cash flow effects from the sale of formerly consolidated subsidiaries that were sold during the year ended December 31, 2001.

2001
(in thousands)
Assets and Liabilities Sold:
Cash	$325
Restricted Cash	13
Accounts Receivable	409
Long Term Assets	14
Accounts Payable	(201)
Accrued Expenses	(15)

Net Assets Sold	$545

Loss on Sale of Subsidiaries	$(680)
Cash Received Net of Cash Given Up and related Sale Costs	$(459)

For the year ended December 31, 2000, the contribution made by Pioneer at the Spin-Off is presented below.

2000
(in thousands)
Restricted Cash	$7,170
Note Receivable	10,271
Accrued Liability	(370)
Long Term Escrow Liability	(1,800)
Due to Former Affiliates	(134,628)
Note Payable	(5,000)
Former Parent Company Investment	143,468

Net Cash Distribution from Former Parent Company	$19,111

(17)    SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data is presented below.

	Year Ended December 31, 2002
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues and Sales	$2,950	$2,939	$3,444	$3,474
Net Income (Loss)	1,005	1,034	(6)	(950)
Basic and Diluted Earnings per Share:
Earnings (Loss) per Share	$0.18	$0.18	$0.00	$(0.16)

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

	Year Ended December 31, 2001
	1st Qtr.	2nd Qtr.(1)	3rd Qtr.	4th Qtr.(2)
	(In Thousands Except Per Share Data)
Net Revenues and Sales from Continuing Operations	$3,127	$2,785	$2,918	$3,467
Revenues and Sales from Discontinued Timber Operations	365	6,978	4,313

Net Revenues and Sales as previously Reported(3)	$3,492	$9,763	$7,231
Net (Loss) Income	(709)	5,190	(2,854)	(10,559)
Basic and Diluted Loss per Share:
(Loss) Earnings per Share	$(0.13)	$0.92	$(0.50)	$(1.87)

(1)	Second quarter earnings reflect the $7.3 million gain on the sale of Company’s gold exploration subsidiary, Tas-Yurjah.
(2)	Fourth quarter loss reflects the estimated $5.5 million loss on disposal of the Russian timber operations segment.
(3)	The operating results of the discontinued Russian timber operations segment have been segregated from the results of continuing operations and are reported separately on the consolidated Statement of earnings. Refer to footnote 15.