Form 10-Q
period 2003-03-31
HARBOR GLOBAL CO LTD
filed 2003-05-06
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of April 30, 2003, the Registrant had 5,655,311 common shares, par value $.0025 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$10,718	$12,381
Restricted Cash	3,904	3,859
Marketable Securities	18,691	14,779
Accounts Receivable	1,080	1,005
Notes Receivable	6,700	4,911
Other Current Assets	1,397	1,383

Total Current Assets	42,490	38,318
Long-Term Restricted Cash and Investments	—	5,000
Polish Venture Capital Investment	624	820
Marketable Securities	21,532	19,047
Long-term Investments	5,909	5,866
Building	22,535	22,702
Other Long-term Assets	894	883
Note Receivable	—	4,776
Goodwill	1,253	1,253

Total Assets	$95,237	$98,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,136	$1,824
Dividend Payable	3,904	3,859
Accrued Expenses	1,859	2,346
Accrued Fees Payable to Calypso Management	528	795
Foreign Taxes Payable	1,017	548
Deferred Taxes	499	411

Total Current Liabilities	8,943	9,783
Deferred Taxes	2,023	2,263
Note Payable	—	5,000

Total Liabilities	10,966	17,046
Minority Interest	27,666	26,460

STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,655,311 shares issued and outstanding as of March 31, 2003 and December 31, 2002	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	59,582	59,582
Accumulated Deficit	(6,575)	(8,370)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	3,584	3,933

Total Stockholders’ Equity	56,605	55,159

Total Liabilities and Stockholders’ Equity	$95,237	$98,665

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF EARNINGS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenues:
Real Estate Rental Revenue	$1,878	$1,879
Interest Income	748	730
Other Income	632	341

Total Revenues	3,258	2,950

Operating Expenses:
Salary and Benefit Expenses	(995)	(680)
Facility Expenses	(324)	(304)
Building and Property Management Expenses	(522)	(505)
Management Fee Expense	(1,097)	(730)
Other Expenses	(817)	(1,518)

Total Operating Expenses	(3,755)	(3,737)

Operating Loss	(497)	(787)
Other Income (Expense):
Net Unrealized and Realized Gains on Securities	4,022	3,878
Extinguishment of Note Payable	1,250	—
Early Settlement of Note Receivable	(191)	—

Total Other Income (Expense)	5,081	3,878

Income from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	4,584	3,091
Provision for Income Taxes	(1,001)	(1,261)

Income from Continuing Operations before Minority Interest and Equity Loss on Investment	3,583	1,830
Minority Interest	(1,592)	(1,247)
Equity Loss on Venture Capital Investments	(196)	(28)

Net Income from Continuing Operations before Discontinued Operations	1,795	555
Discontinued Operations:
Change in Estimated Loss on Disposal	—	450

Net Income	$1,795	$1,005

Earnings Per Share:
Continuing Operations—Basic and Diluted Earnings Per Share	$0.32	$0.10
Discontinued Operations—Basic and Diluted Earnings Per Share	—	0.08

Basic and Diluted Earnings Per Share	$0.32	0.18
Weighted Average Basic and Diluted Shares Outstanding	5,655	5,649

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net Income	$1,795	$1,005
Net Income from Discontinued Operations	—	450

Net Income from Continuing Operations	1,795	555
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities —
Non-cash Interest Income on Note Receivable	(203)	(282)
Interest Earned on Restricted Cash	—	(8)
Depreciation and Amortization	201	196
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(3,463)	(3,667)
Extinguishment of Note Payable	(1,250)	—
Early Settlement of Note Receivable	191	—
Minority Interest	1,592	1,247
Equity Loss on Venture Capital Investment	196	28
Changes in Operating Assets and Liabilities—
Other Current Assets	(3,969)	(3,077)
Accrued Expenses and Accounts Payable	(846)	1,827

Total Adjustments and Changes in Operating Assets and Liabilities	(7,551)	(3,736)

Net Cash Used in Continuing Operating Activities	(5,756)	(3,181)

Net Cash Provided By Discontinued Operations	—	105

Cash Flows from Investing Activities:
Purchase of Long-term Investments and Marketable Securities	(5,516)	(5,514)
Other Long-term Assets	(44)	(62)
Proceeds from Sale of Long-term Investments and Marketable Securities	5,452	7,249
Proceeds from Payment on Note Receivable	3,000	2,500

Net Cash Provided by Investing Activities	2,892	4,173

Cash Flows from Financing Activities:
Dividends Paid	(4)	(85)
Reclassification of Restricted Cash	4,955	85
Payment on Note Payable	(3,750)	—

Net Cash Provided by Financing Activities	1,201	—

Net (Decrease) Increase in Cash and Cash Equivalents	(1,663)	1,097

Cash and Cash Equivalents, Beginning of Period	12,381	4,660

Cash and Cash Equivalents, End of Period	$10,718	$5,757

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2003

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Harbor Global Company Ltd., a Bermuda limited duration company (“Harbor Global” or the “Company”), was formed in May 2000 as a wholly owned subsidiary of Pioneer Asset Management USA Inc. (formerly known as The Pioneer Group, Inc.), a Delaware corporation (“Pioneer”), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution (“UniCredito”). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (the “Distribution Agreement”), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the merger agreement and the Distribution Agreement, and on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the “Spin-off”). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations

•	Real estate management operations

•	Other:
•	approximately $13.4 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	a non-interest-bearing promissory note with a face value of $12.7 million, of which $4.7 million remained outstanding at March 31, 2003, payable to Pioglobal Goldfields II Limited (“Goldfields II”), an indirect wholly owned subsidiary of the Company (See Note 4 regarding the renegotiation of the promissory note)

•	a $2.0 million non-interest-bearing promissory note, all of which remained outstanding at March 31, 2003, payable to Pioneer Forest, Inc. (“Pioneer Forest”), a wholly owned subsidiary of the Company

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company’s businesses (“Consolidated Financial Statements”).

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. The income tax provisions and deferred taxes included in the accompanying Consolidated Financial Statements primarily relate to the Company’s corporate subsidiaries that are located primarily in the Russian Federation (“Russia”).

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

POLISH VENTURE CAPITAL INVESTMENT

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three months ended March 31, 2003, the Company wrote-down its investment by approximately $196,000, which included its 8% proportional share of a write-down of an investment of approximately $172,000 and approximately $24,000 of operating expenses. For the three months ended March 31, 2002, the Company wrote-down its investment by approximately $28,000, representing its 8% share of the Prospect Poland Fund’s operating expenses.

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

Management has determined that for certain of these equity securities there is sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder’s equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. The Company classifies Russian equity investments that do not meet its liquidity threshold as long-term investments and carries such investments at cost with adjustments made for other-than-temporary impairment. Of PIOGLOBAL Investment Fund’s equity portfolio, approximately $16,700,000 of $26,000,000 and approximately $19,000,000 of $24,300,000 were carried at quoted market prices at March 31, 2003 and December 31, 2002, respectively.

As of March 31, 2003 and December 31, 2002, the gross unrealized gains of approximately $8,138,000 and approximately $9,430,000, respectively and gross unrealized losses of approximately $0 and approximately $0, respectively of equity securities are recorded net of deferred taxes and minority interest in other comprehensive income. Additionally, gross unrealized gains of approximately $244,000 and approximately $3,000 and gross unrealized losses of approximately $0 and approximately $4,000 of Russian corporate bonds as of March 31, 2003 and December 31 2002, respectively are recorded net of deferred taxes and minority interest in other comprehensive income. Unrealized gains on Russian government bonds recorded as of March 31, 2003 and 2002 were approximately $1,138,000 and approximately $515,000 and are recorded in net unrealized and realized gains in the Consolidated Statement of Earnings.

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

(4) NOTE RECEIVABLE

In May 2000, Goldfields II sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18,800,000 base purchase price plus additional payments of up to $5,000,000, contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000, $5,000,000 of the base purchase price was paid to Goldfields II in cash and $13,800,000 of the base purchase price was paid in the form of a non-interest bearing promissory note. As of March 31, 2003, the Company had received $8,000,000 of the $13,800,000 promissory note from Ashanti.

Effective March 19, 2003, Goldfields II and Ashanti Goldfields Teberebie Limited (“Ashanti”) executed an amendment to the Purchase Agreement by which Ashanti purchased Goldfields II’s gold mining operations in Ghana (the “Purchase Agreement”). Pursuant to the amendment, Ashanti agreed to release Goldfields II from its obligation to indemnify Ashanti for breach of representations and warranties relating to tax and environmental matters contained in the Purchase Agreement in exchange for a $1,100,000 reduction in the amount remaining due from Ashanti to Goldfields II under the Purchase Agreement and related promissory note. Accordingly, under the amended Purchase Agreement and related promissory note, Ashanti is obligated to make a final payment to the Company in the amount of $4,700,000 on March 31, 2004. The Company adjusted the carrying value of the note receivable by approximately $191,000 as a result of the amendment. The Company recorded the adjustment in other income (expense) in the Consolidated Statement of Earnings.

In connection with the release of Goldfields II from its indemnification obligations to Ashanti, Pioneer and the Company entered into an amendment to the Distribution Agreement. Under the Distribution Agreement, the Company was obligated to return to Pioneer, in 2005, the lesser of $5,000,000 or the actual proceeds received by Goldfields II from Ashanti under the Purchase Agreement less any indemnification claims paid under the Purchase Agreement. Pursuant to the amendment, Pioneer agreed to accept $3,750,000 in satisfaction of the foregoing obligation, if this amount is paid on or before March 31, 2003. The Company paid $3,750,000 to Pioneer on March 20, 2003. As a result of the foregoing reduction in, and satisfaction of, the note payable to Pioneer, the Company recorded a gain of $1,250,000, which is reflected in the Consolidated Statement of Earnings as a component of other income (expense).

The Purchase Agreement entered into with Ashanti also provides for quarterly supplemental payments to the Company, totaling up to a maximum of $5,000,000. Ashanti is required to pay $250,000 for each calendar quarter commencing on April 1, 2001 and ending March 31, 2006 during which:

•	the average price of gold (which shall be the London pm fix spot price on each day in the relevant calendar quarter on which such spot price is quoted on the Reuters Screen NMRB), based on the London p.m. fix spot price per troy ounce of loco London good delivery bullion of not less than 0.995 fineness, is at least $325 per ounce; and

•	at least 35,000 troy ounces of gold are produced from the processing of ore located on property covered by mining leases between the Government of Ghana and the gold mining operation sold by Goldfields II to Ashanti.

The conditions described above were not met during any calendar quarter ending on or before December 31, 2002; however, for the three months ended March 31, 2003, the above conditions were satisfied and the Company recorded a receivable of $250,000 which is reflected in revenues as other income in the Consolidated Statement of Earnings. Assuming that the conditions described above are met during each calendar quarter after March 31, 2003 through March 31, 2006, the maximum supplemental payment Goldfields II could receive from Ashanti is $3,000,000.

(5) COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, the Company reported changes in stockholders’ equity and other comprehensive income as follows:

	2003	2002
	(In Thousands)
Net Income	$1,795	$1,005
Net Unrealized (Losses) Gains on Long term Marketable Securities (Net of deferred taxes of ($232,000) and $1,044,000 and minority interest of ($386,000) and $1,914,000 for the three months ended March 31, 2003 and 2002, respectively)	(349)	2,028

Total Comprehensive Income	$1,446	$3,033

(6) RELATED PARTY TRANSACTIONS

The Company entered into an administration and liquidation agreement with Calypso Management LLC (“Calypso Management”), under which Calypso Management manages the liquidation of the Company and operates the Company’s assets as going concern businesses until they are liquidated. The principal executive officers of the Company also serve as the principal executive officers of Calypso Management. Calypso Management is owned and operated by the Company’s President and Chief Executive Officer as well as the Company’s Chief Operating Officer and Chief Financial Officer.

Under the administration and liquidation agreement, the Company pays expenses of Calypso Management incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company’s shareholders, generally according to the following schedule:

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

Net proceeds do not include any unexpended portion of the approximate $19,100,000 contributed by Pioneer to Harbor Global at the time of the Spin-Off. However, pursuant to Amendment 2 dated as of February 1, 2001 to the administration and liquidation agreement, Calypso Management is now entitled to share in distributions of approximately $5,400,000 of the unexpended cash contributed by Pioneer. In addition, the proceeds received by Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed, if any. Harbor Global accrues management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset.

For the three months ended March 31, 2003 and 2002, the Company incurred management fee expenses of approximately $750,000 and $730,000, respectively related to the reimbursement of expenses. Of this management fee, approximately $183,000 and $185,000 was outstanding at March 31, 2003 and 2002, respectively.

In the first quarter of 2003, the Company also accrued management fee expense and a corresponding payable to Calypso Management of approximately $345,000 based on a portion of the proceeds received from Ashanti and the reduction in the note payable to Pioneer, which is expected to be included in a future distribution. As of March 31, 2002, the Company had an outstanding payable to Calypso Management of $1,450,000, which had been recorded in 2001, reflecting the amount owed to Calypso Management and paid on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

(7) LEGAL PROCEEDINGS

On March 28, 2003 the Company agreed to settle the complaint filed by a former employee of an affiliate of Pioneer and the Company, against PIOGlobal Corporation, Pioneer and Pioneer Investment Management USA, Inc. for an immaterial cash amount upon execution of mutual releases.

(8) DISCONTINUED OPERATIONS

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operation. Accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation commencing in 2001. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Company recorded the disposal effective December 31, 2001. Prior to 2001, the Company reported its Russian timber operations as a separate segment.

On April 22, 2002, Harbor Global’s wholly owned subsidiary, Pioneer Forest, Inc. (“Pioneer Forest”), entered into an agreement for the sale of its Russian timber business conducted through Closed Joint-Stock Company “Forest-Starma” (“Forest-Starma”). On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C. (“Pioglobal Forest”), the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.5 million was payable in cash at the closing and $2.0 million is payable by a twelve month promissory note which is recorded in current assets as a note receivable in the accompanying Consolidated Balance Sheets.

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

There were no changes relative to either the Company’s assessment of the recoverability of the note receivable or the indemnification in the first quarter of 2003.

(9) SUBSEQUENT EVENTS

On April 4, 2003 and April 10, 2003, through two purchase and sale agreements, PIOGLOBAL Investment Fund agreed to sell its approximately 25% interest in the Cosmos Hotel for approximately $4.9 million in the aggregate to Open Joint-Stock Company Alpha Bank (“Alpha”). Pursuant to the April 4, 2003 agreement, Alpha purchased 25,437,244 shares of Cosmos Hotel on April 15, 2003 for approximately $2.9 million. Pursuant to the April 10, 2003 agreement, Alpha has until May 16, 2003 to purchase the remaining 16,768,500 shares of Cosmos Hotel. Otherwise, PIOGLOBAL Investment Fund and Alpha each have the right to terminate this agreement. The Company estimates that the combined transactions would result in an aggregate gain of approximately $1.3 million after taxes and minority interest.

In connection with the May 2000 sale by Goldfields II of its gold mining operations in Ghana to Ashanti, in addition to the $18.8 million base purchase price, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006 contingent on the market price of gold and productivity of the Ghanaian gold mine. For the quarter ending March 31, 2003, the Company earned its first supplemental payment of $250,000. On April 25, 2003, the Company and Goldfields II agreed to sell their right to receive the remaining 12 additional supplemental payments to HSBC Bank USA in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company will report a gain of $875,000 in the second quarter of 2003.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: management services

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Mangement Operations	Other	Total
As of and for the three months ended March 31, 2003
Net Revenues and Sales	$2,506	$239	$513	$3,258

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	3,548	(200)	1,236	4,584
Provision for Income Taxes	(939)	(62)	—	(1,001)
Minority Interest Expense	(1,592)	—	—	(1,592)
Equity Loss on Venture Capital Investment	—	—	(196)	(196)

Net Income (Loss) from Continuing Operations	$1,017	$(262)	$1,040	$1,795

Depreciation	$194	$7	$—	$201

Total Assets	$76,618	$852	$17,767	$95,237

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended March 31, 2002
Net Revenues and Sales	$2,326	$195	$429	$2,950
Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	2,890	(275)	476	3,091
Provision for Income Taxes	(1,261)	—	—	(1,261)
Minority Interest Expense	(1,247)	—	—	(1,247)
Equity Loss on Venture Capital Investment	—	—	(28)	(28)

Net (Loss) Income from Continuing Operations	$382	$(275)	$448	$555

Depreciation and Amortization	$189	$7	$—	$196

Total Assets	$76,531	$490	$33,531	$110,552

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

The Company considers its critical accounting policies to include those related to the fair value of Russian investments classified as available-for-sale pursuant to SFAS No. 115, valuations of its Polish venture capital investment, accrued management fees and deferred taxes.

Russian investments consist of equity and fixed income securities held in the portfolio of the PIOGLOBAL Investment Fund. Equity securities are classified as either available-for-sale and recorded at fair value pursuant to SFAS No. 115 or as long-term investments. Fixed income securities are characterized as either available-for-sale and recorded at fair value pursuant to SFAS No. 115 or as trading securities. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management, to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Unrealized gains and losses are recorded in stockholders equity as other comprehensive income. Realized gains or losses and any other than temporary declines in value are reported in other income (expense). For Russian investments that do not meet these criteria, the Company continues to classify these equity securities as long-term investments and carry such investments at cost with adjustments made for other than temporary impairment.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three months ended March 31, 2003 and 2002, Liquidity and Capital Resources, and Future Operating Results.

Previously the Company reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment, the results from the Russian timber operations have been segregated from continuing operations. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Consolidated Operations.

Harbor Global reported net income of approximately $1.8 million ($0.32 per share) on revenues of approximately $3.3 million in the first quarter of 2003 compared with net income of approximately $1.0 million ($0.18 per share) on revenues of approximately $2.9 million for the first quarter of 2002. Income from continuing operations was approximately $1.8 million in the first quarter of 2003 compared to approximately $0.6 million in the first quarter of 2002. The approximately $1.2 million increase in income from continuing operations was attributable principally to an approximate $1.3 million gain from the early settlement of the Company’s $5 million note payable to Pioneer for $3.75 million.

In addition, the Company earned a payment of approximately $0.3 million from Ashanti as a supplemental purchase price payment linked to the price of gold and production levels pursuant to the Purchase Agreement with Ashanti and higher income on Russian corporate bonds of approximately $0.3 million. These were offset by accrued management fees of approximately $0.4 million recorded based on a portion of the gain from settlement of the note payable to Pioneer and a portion of the proceeds received from Ashanti through March 2003 which are expected to be included in a future shareholder distribution, an approximately $0.3 million increase in salary and related expenses in the Russian real estate and investment management operations, and an approximately $0.2 million write-down of the Company’s Polish venture capital investment. Income from discontinued timber operations was approximately $0.4 million in the first quarter of 2002.

Set forth on the following table are the details of revenues and net income (loss) by business segment for the three months ended March 31, 2003 and 2002:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	Net Income
	Revenues		(Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
BUSINESS SEGMENT	2003	2002	2003	2002
Russian Real Estate Management and Investment Management Operations	$2.5	$2.3	$1.0	$0.4
Real Estate Management Operations	0.2	0.2	(0.3)	(0.3)
Other	0.6	0.4	1.1	0.5

Total from continuing operations	$3.3	$2.9	$1.8	$0.6

Income from discontinued operations	—	—	—	0.4

Totals	$3.3	$2.9	$1.8	$1.0

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported net income of approximately $1.0 million for the first quarter of 2003, an increase of approximately $0.6 million compared with the first quarter of 2002. The increase was attributable to a approximately $0.3 million increase in gains on corporate bonds, an approximately $0.2 million increase in interest income, an approximately $0.1 million increase in management fee income, an approximately $0.1 million reduction in advertising expenses and an approximately $0.1 million reduction in corporate overhead allocations compared with the first quarter of 2002. These increases were offset partially by higher salary and employee related expenses of approximately $0.3 million in the first quarter of 2003.

Real Estate Management Operations.

The real estate management operations recorded a net loss of approximately $0.3 million in both the first quarter of 2003 and the first quarter of 2002 due primarily to approximately $0.2 million of corporate overhead allocations in each comparative quarter.

Other.

Harbor Global’s other operations reported net income of approximately $1.1 million for the three months ended March 31, 2003 compared to approximately $0.5 million for the three months ended March 31, 2002. The approximately $0.6 million increase is attributable principally to an approximate $1.3 million gain from the settlement of the Company’s $5 million note payable to Pioneer and a supplemental payment of approximately $0.3 million earned by the Company during the first quarter of 2003 in accordance with the Purchase Agreement with Ashanti, which was linked to the price of gold and production levels. These increases were offset partially by accrued management fees of approximately $0.4 million recorded based on an anticipated distribution from the reduction in the foregoing liability and the proceeds received from Ashanti, lower interest income of approximately $0.2 million, an approximate $0.2 million charge to reflect the amendment to the Purchase Agreement with Ashanti calling for early settlement of the note receivable, and an approximate $0.2 million write-down of the Company’s Polish venture capital investment.

Discontinued Operations.

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations. Accordingly, the Russian timber operations segment is reflected as a discontinued operation. During the fourth quarter of 2001, management made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up to the anticipated date of disposal. On April 22, 2002, Pioneer Forest entered into a definitive agreement for the sale of its Russian timber operations segment for an aggregate purchase price of $7.55 million. Based on this purchase price and estimated costs through the anticipated date of disposal, the Company recorded a credit of approximately $0.4 million in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $13.4 million as of March 31, 2003. This represents a $2.8 million decrease from the 2002 fiscal year end and is attributable principally to the $3.8 million payment to Pioneer, the funding of first quarter operations and settlement of year-end accruals, less the receipt of $3.0 million from Ashanti. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

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

HARBOR GLOBAL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT COMPANY.

Harbor Global has operated as an independent public company since October 24, 2000 and therefore has a limited operating history as an independent company. The financial statements included in this Form 10-Q may not necessarily reflect the results of operations, financial condition and cash flows that would have been achieved had Harbor Global and its subsidiaries operated as an independent company prior to the Spin-Off, particularly in light of Harbor Global’s intent to liquidate its assets within a limited period of time.

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

—    restrictions on foreign investment in its businesses; and

—    potentially adverse tax consequences.

For example, in recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-

developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. Accordingly, Harbor Global’s Russian real estate management and investment management operations involve significant risks, such as those listed above, which are not typically associated with developed markets. The liquidation of these businesses, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, these emerging markets.

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

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at March 31, 2003 and December 31, 2002 was approximately $3.8 million and $4.6 million, respectively, of cash and cash equivalents and $8.9 million and $10.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.1 million and for the three months ended March 31, 2003. Based on excess cash invested at March 31, 2003, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the Consolidated Statement of Earnings.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Earnings. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations.

The Russian ruble is not a fully convertible currency outside of Russia. The translation of ruble denominated assets and liabilities into United States dollars for the purpose of these financial statements does not indicate that the Company could realize or settle in United States dollars the reported values of these assets and liabilities. The Company reports all of its non-monetary assets and liabilities held in Russia at historical exchange rates, and any fluctuation in foreign exchange rates would not have any impact on reported non-monetary assets and liabilities.

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at March 31, 2003 and December 31, 2002.

	(IN THOUSANDS)
	March 31, 2003	December 31, 2002
Monetary Assets
Cash and Cash Equivalents	$4,217	$3,581
Restricted Cash	3,904	3,859
Marketable Securities Held for Sale	34,605	32,485
Other	1,356	1,490

	$44,082	$41,415

Monetary Liabilities
Dividend Payable	$3,904	$3,859
Taxes Payable	944	475
Deferred Taxes	2,439	2,587
Other	388	291

	$7,675	$7,212

Net Position	$36,407	$34,203

The Company indirectly invests in equity instruments of privately-held companies through it’s approximately 52% interest in the PIOGLOBAL Investment Fund and it’s approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $196,000 in the first quarter of 2003, reflecting the Company’s proportional share of an investment write-down of approximately $172,000 and approximately $24,000 of operating expenses. For the first quarter of 2002, the Company wrote down its investment by approximately $28,000, representing its 8% share of operating expenses.

The PIOGLOBAL Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investments are recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2003 and December 31, 2002, the fair value of equity investments contained in long-term marketable securities aggregated $21.0 million and $19.0 million, respectively. As a result, the Company recorded unrealized gains after deferred taxes and after minority interest of $3.6 million and $3.9 million at March 31, 2003 and December 31, 2002, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2003 the Company agreed to settle the complaint filed by a former employee of an affiliate of Pioneer and the Company, against PIOGlobal Corporation, Pioneer and Pioneer Investment Management USA, Inc. for an immaterial cash amount upon execution of mutual releases.

ITEM 5. OTHER INFORMATION

On April 4, 2003 and April 10, 2003, through two purchase and sale agreements, PIOGLOBAL Investment Fund agreed to sell its approximately 25% interest in the Cosmos Hotel for approximately $4.9 million in the aggregate to Open Joint-Stock Company Alpha Bank (“Alpha”). Pursuant to the April 4, 2003 agreement, Alpha purchased 25,437,244 shares of Cosmos Hotel on April 15, 2003 for approximately $2.9 million. Pursuant to the April 10, 2003 agreement, Alpha has until May 16, 2003 to purchase the remaining 16,768,500 shares of Cosmos Hotel. Otherwise, PIOGLOBAL Investment Fund and Alpha each have the right to terminate this agreement. The Company estimates that the combined transactions would result in an aggregate gain of approximately $1.3 million after taxes and minority interest.

In connection with the May 2000 sale by Goldfields II of its gold mining operations in Ghana to Ashanti, in addition to the $18.8 million base purchase price, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006 contingent on the market price of gold and productivity of the Ghanaian gold mine. For the quarter ending March 31, 2003, the Company earned its first supplemental payment of $250,000. Accordingly, on April 25, 2003, the Company and Goldfields II agreed to sell their right to receive the remaining 12 additional supplemental payments to HSBC Bank USA in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company will report a gain of $875,000 in the second quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b) Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2003

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

Date: May 6, 2003

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

Date: May 6, 2003

/s/ DONALD H. HUNTER
Donald H. Hunter Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1*	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
3.1+	Memorandum of Association of Harbor Global Company Ltd.
3.2+	Bye-Laws of Harbor Global Company Ltd.
4.1**	Specimen Common Share Certificate
10.1***	Agreement dated March 19, 2003 between Pioneer Goldfields II Limited, Pioneer Investment Management USA Inc. and Ashanti Goldfields Company Limited.
10.2***	Amendment No. 1 to the Distribution Agreement between Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd dated March 19, 2003
99.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.

**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.

*	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.

+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.