Form 10-Q
period 2003-06-30
HARBOR GLOBAL CO LTD
filed 2003-08-06
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

As of July 31, 2003, the registrant had 5,655,311 common shares, par value $.0025 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Cash and Cash Equivalents	$12,302	$12,381
Restricted Cash	6,104	3,859
Marketable Securities	15,075	14,779
Accounts Receivable	910	1,005
Note Receivable	4,700	4,911
Other Current Assets	1,448	1,383

Total Current Assets	40,539	38,318

Long-Term Restricted Cash and Investments	—	5,000
Polish Venture Capital Investment	614	820
Marketable Securities	30,182	19,047
Long-term Investments	2,386	5,866
Building	22,368	22,702
Other Long-term Assets	1,038	883
Note Receivable	—	4,776
Goodwill	1,253	1,253

Total Assets	$98,380	$98,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,169	$1,824
Dividend Payable	6,104	3,859
Accrued Expenses	1,815	2,346
Accrued Fees Payable to Calypso Management	365	795
Foreign Taxes Payable	1,954	548
Deferred Taxes	553	411

Total Current Liabilities	11,960	9,783
Deferred Taxes	2,986	2,263
Note Payable	—	5,000

Total Liabilities	14,946	17,046
Minority Interest	30,362	26,460

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,655,311 shares issued and outstanding as of June 30, 2003 and December 31, 2002	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	51,682	59,582
Accumulated Deficit	(3,847)	(8,370)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	5,223	3,933

Total Stockholders’ Equity	53,072	55,159

Total Liabilities and Stockholders’ Equity	$98,380	$98,665

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF EARNINGS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Real Estate Revenue	$1,953	$1,955	$3,831	$3,834
Interest Income	537	674	1,285	1,403
Other Income	438	310	1,070	651

Total Revenues	2,928	2,939	6,186	5,888

Operating Expenses:
Salary and Benefit Expenses	(896)	(808)	(1,891)	(1,488)
Facility Expenses	(376)	(316)	(700)	(620)
Building and Property Management Expenses	(504)	(468)	(1,025)	(973)
Management Fee Expense	(942)	(635)	(2,039)	(1,365)
Other Expenses	(1,412)	(1,586)	(2,230)	(3,105)

Total Operating Expenses	(4,130)	(3,813)	(7,885)	(7,551)

Operating Loss	(1,202)	(874)	(1,699)	(1,663)

Other Income (Expense):
Net Unrealized and Realized Gains on Securities	8,763	5,672	12,785	9,551
Extinguishment of Note Payable	—	—	1,250	—
Early Settlement of Note Receivable	—	—	(191)	—
Gain on Sale of Gold Option	875	—	875	—

Total Other Income, Net	9,638	5,672	14,719	9,551

Income from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	8,436	4,798	13,020	7,888
Provision for Income Taxes	(2,449)	(1,422)	(3,450)	(2,682)

Income from Continuing Operations before Minority Interest and Equity Loss on Investment	5,987	3,376	9,570	5,206
Minority Interest	(3,249)	(1,989)	(4,841)	(3,236)
Equity Loss on Venture Capital Investment	(10)	(356)	(206)	(385)

Net Income from Continuing Operations before Discontinued Operations	2,728	1,031	4,523	1,585

Discontinued Operations:

Gain on Disposal	—	3	—	453

Net Income	$2,728	$1,034	$4,523	$2,038

Earnings Per Share—Basic and Diluted:
Continuing Operations	$0.48	$0.18	$0.80	$0.28
Discontinued Operations	—	—	—	0.08

Basic and Diluted Earnings Per share	$0.48	$0.18	$0.80	$0.36

Weighted Average Basic and Diluted Shares Outstanding	5,655	5,649	5,655	5,649

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Cash Flows from Operating Activities:
Net Income	$4,523	$2,038
Net Income from Discontinued Operations	—	453

Net Income from Continuing Operations	4,523	1,585
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Used in Operating Activities:
Non-cash Interest Income on Note Receivable	(203)	(499)
Interest Earned on Restricted Cash	—	(16)
Depreciation and Amortization	420	399
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(11,889)	(9,239)
Extinguishment of Note Payable	(1,250)	—
Early Settlement of Note Receivable	191	—
Gain on Sale of Gold Option	(875)	—
Minority Interest	4,841	3,236
Equity Loss on Venture Capital Investment	206	385
Changes in Operating Assets and Liabilities:
Other Current Assets	(152)	(5,848)
Accrued Expenses and Accounts Payable	130	(863)

Total Adjustments and Changes in Operating Assets and Liabilities	(8,581)	(12,445)

Net Cash Used in Continuing Operating Activities	(4,058)	(10,860)

Net Cash Used In Discontinued Operations	—	(72)

Cash Flows from Investing Activities:
Net Proceeds from Sale of Russian Timber Operations	2,000	5,003
Purchase of Long-term Investments and Marketable Securities	(14,969)	(6,205)
Other Long-term Assets	(222)	(10)
Proceeds from Sale of Long-term Investments and Marketable Securities	22,196	15,973
Proceeds from Payment on Notes Receivable	3,000	2,500
Proceeds from Sale of Gold Option	875	—

Net Cash Provided by Investing Activities	12,880	17,261

Cash Flows from Financing Activities:
Distributions Paid	(7,900)	—
Dividends Paid	(7)	(121)
Reclassification of Restricted Cash	2,756	(2,731)
Payment on Note Payable	(3,750)	—

Net Cash Used In Financing Activities	(8,901)	(2,852)

Net (Decrease) Increase in Cash and Cash Equivalents	(79)	3,477

Cash and Cash Equivalents, Beginning of Period	12,381	4,660

Cash and Cash Equivalents, End of Period	$12,302	$8,137

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2003

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Harbor Global Company Ltd., a Bermuda limited duration company (“Harbor Global” or the “Company”), was formed in May 2000 as a wholly owned subsidiary of Pioneer Investment Management USA Inc. (formerly known as The Pioneer Group, Inc.), a Delaware corporation (“Pioneer”), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution (“UniCredito”). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd., a wholly owned subsidiary of the Company (the “Distribution Agreement”), Pioneer agreed to transfer certain of its assets to Harbor Global and to distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the merger agreement and the Distribution Agreement, and on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the “Spin-off”). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations

•	Real estate management operations

•	Other:

•	approximately $7.2 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	a non-interest-bearing promissory note with a face value of $12.7 million, of which $4.7 million remained outstanding at June 30, 2003, payable to Pioglobal Goldfields II Limited (“Goldfields II”), an indirect wholly owned subsidiary of the Company

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, consisting of normal and recurring adjustments, to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim consolidated financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company’s businesses (“Consolidated Financial Statements”).

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. The income tax provisions and deferred taxes included in the accompanying Consolidated Financial Statements principally relate to the Company’s corporate subsidiaries that are located primarily in the Russian Federation (“Russia”).

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

POLISH VENTURE CAPITAL INVESTMENT

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. Most of these investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three and six months ended June 30, 2003, the Company wrote-down its investment by approximately $10,000 and $206,000, respectively. For the three and six months ended June 30, 2002, the Company wrote-down its investment by approximately $356,000 and $385,000, respectively. Summarized financial information for the Prospect Poland Fund is as follows:

	2003	2002
	(In Thousands)
Balance Sheet Data
Assets, at June 30,	$7,683	$10,779
Liabilities, at June 30,	96	278

Partners’ Capital, at June 30	$7,587	$10,521

Operating Data, for the six months ended June 30
Net Operating Loss	$(414)	$(591)
Net Realized and Unrealized Loss from Investments	(2,143)	(4,017)

Net Decrease in Partner’s Capital from Operations	$(2,557)	$(4,608)

RUSSIAN INVESTMENTS

Russian investments consist of Russian equity and fixed income securities, including Russian government bonds and Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund (formerly known as the PIOGLOBAL Investment Fund), an approximately 52% owned subsidiary of the Company. The equity securities are either classified as available-for-sale and recorded at fair value in long-term marketable securities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or as long-term investments and recorded at cost with adjustments for other-than-temporary impairment. Russian government bonds are classified as trading securities and

Russian corporate bonds are characterized as available-for-sale, both of which are recorded at fair value pursuant to SFAS No. 115.

Management has determined that for certain of these equity securities there is sufficient liquidity in the Russian market to account for them as long-term marketable securities based on quoted prices on the Russian Trading System. Unrealized gains and losses are recorded directly in stockholder’s equity as other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses and any other-than-temporary declines in value are reported in other income and expense. The Company classifies Russian equity investments that do not meet its liquidity threshold as long-term investments and carries such investments at cost with adjustments made for other-than-temporary impairment. Of PIOGLOBAL Real Estate Investment Fund’s equity portfolio, approximately $21,600,000 of $26,800,000 and approximately $19,000,000 of $24,300,000 were carried at quoted market prices at June 30, 2003 and December 31, 2002, respectively.

As of June 30, 2003 and December 31, 2002, the gross unrealized gains of approximately $12,000,000 and approximately $9,430,000, respectively and gross unrealized losses of approximately $0 and approximately $0, respectively of equity securities are recorded net of deferred taxes and minority interest in other comprehensive income. Additionally, gross unrealized gains of approximately $370,000 and approximately $3,000 and gross unrealized losses of approximately $0 and approximately $4,000 of Russian corporate bonds as of June 30, 2003 and December 31 2002, respectively are recorded net of deferred taxes and minority interest in other comprehensive income. For the three and six months ended June 30, 2003, the Company recorded unrealized gains on Russian government bonds of approximately $222,000 and approximately $1,360,000, respectively. For the three months ended June 30, 2002, the Company recorded unrealized losses of approximately $26,000 and for the six months ended June 30, 2002, the Company recorded unrealized gains of approximately $489,000 on Russian government bonds. The unrealized gains (losses) are recorded in net unrealized and realized gains in the Consolidated Statement of Earnings.

BUILDING

The building represents an office building in Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years.

CONCENTRATION OF RISK

The Company’s operations are generally concentrated in Russia. The Company performs ongoing evaluations of its subsidiaries and investments and endeavors to mitigate its exposure in Russia. The Company does not maintain political risk insurance for any of its businesses.

(3) EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding not including contingently issuable shares. There are currently no potentially dilutive securities.

(4) NOTE RECEIVABLE AND NOTE PAYABLE

In May 2000, Goldfields II sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18,800,000 base purchase price plus additional payments of up to $5,000,000, contingent upon the market price of gold and productivity of the Ghanaian gold mine (the “Purchase Agreement”). On June 19, 2000, $5,000,000 of the base purchase price was paid to Goldfields II in cash and $13,800,000 of the base purchase price was paid in the form of a non-interest bearing promissory note. As of June 30, 2003, the

Company had received a total of $8,000,000 due from Ashanti under the promissory note.

Effective March 19, 2003, Goldfields II and Ashanti executed an amendment to the Purchase Agreement. Pursuant to the amendment, Ashanti agreed to release Goldfields II from its obligation to indemnify Ashanti for breach of representations and warranties relating to tax and environmental matters contained in the Purchase Agreement in exchange for a $1,100,000 reduction in the amount remaining due from Ashanti to Goldfields II under the Purchase Agreement and related promissory note. Accordingly, under the amended Purchase Agreement and related promissory note, Ashanti is obligated to make a final payment to the Company in the amount of $4,700,000 on March 31, 2004. The Company adjusted the carrying value of the note receivable during the first quarter of 2003 by approximately $191,000 as a result of the amendment. The Company recorded the adjustment in other income (expense) in the Consolidated Statement of Earnings.

In connection with the release of Goldfields II from its indemnification obligations to Ashanti, Pioneer and the Company entered into an amendment to the Distribution Agreement. Under the Distribution Agreement, the Company was obligated to return to Pioneer, in 2005, the lesser of $5,000,000 or the actual proceeds received by Goldfields II from Ashanti under the Purchase Agreement less any indemnification claims paid under the Purchase Agreement. Pursuant to the amendment, Pioneer agreed to accept $3,750,000 in satisfaction of the foregoing obligation, if the amount was paid on or before March 31, 2003. The Company paid $3,750,000 to Pioneer on March 20, 2003. As a result of the foregoing reduction in, and satisfaction of, the note payable to Pioneer, the Company recorded a gain of $1,250,000 during the first quarter of 2003, which is reflected in the Consolidated Statement of Earnings as a component of other income (expense).

Pursuant to the Purchase Agreement, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006, contingent on the market price of gold and productivity of the Ghanaian gold mine. The Company earned its first supplemental payment of $250,000 for the quarter ending March 31, 2003. On April 25, 2003, Goldfields II agreed to sell its right to receive the remaining twelve (12) additional supplemental payments from Ashanti to HSBC Bank USA (“HSBC”) in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company recorded a gain of $875,000 in the second quarter of 2003, which is reflected in the Consolidated Statement of Earnings as a component of other income (expense). In connection with the sale, Goldfields II has agreed to indemnify HSBC with respect to Goldfields II’s representations and warranties contained in the purchase agreement for a period of one year up to the amount of the purchase price, reduced by supplemental payments collected by HSBC from Ashanti.

(5) DIVIDEND PAYABLE

The dividend payable of approximately $6,104,000 and approximately $3,859,000 at June 30, 2003 and December 31, 2002, respectively, represents a payable to minority shareholders of PIOGLOBAL Real Estate Investment Fund. Approximately $6,104,000 and approximately $3,859,000 has been set aside by PIOGLOBAL Real Estate Investment Fund as of June 30, 2003 and December 31, 2002, respectively, to satisfy this liability and is classified as restricted cash.

(6) CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2003 and 2002, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED JUNE 30,
	2003	2002
	(In Thousands)
Net Income	$2,728	$1,034
Net Unrealized Gains (Losses) on Long term Marketable Securities (Net of deferred taxes of $983,000 and ($662,000) and minority interest of $1,473,000 and ($1,004,000) for the three months ended June 30, 2003 and 2002, respectively)	1,639	(1,044)

Total Comprehensive Income (Loss)	$4,367	$(10)
Distribution to Stockholders	(7,900)	—

Change in Stockholder’s Equity	$(3,533)	$(10)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
	(In Thousands)
Net Income	$4,523	$2,038
Net Unrealized Gains on Long term Marketable Securities (Net of deferred taxes of $751,000 and $382,000 and minority interest of $1,087,000 and $910,000 for the six months ended June 30, 2003 and 2002, respectively)	1,290	984

Total Comprehensive Income	$5,813	$3,022
Distribution to Stockholders	(7,900)	—

Change in Stockholder’s Equity	($2,087)	$3,022

(7) RELATED PARTY TRANSACTIONS

The Company has an administration and liquidation agreement with Calypso Management LLC (“Calypso Management”), under which Calypso Management manages the liquidation of the Company and operates the Company’s assets as going concern businesses pending their liquidation. The principal executive officers of the Calypso Management also serve as the principal executive officers of the Company. Calypso Management is owned and operated by the Company’s President and Chief Executive Officer as well as the Company’s Chief Operating Officer and Chief Financial Officer.

On July 10, 2003, the Company entered into an amended and restated administration and liquidation agreement whereby the Company pays the operating expenses of Calypso Management incurred in connection with its provision of services to the Company and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company’s shareholders, generally according to the following schedule:

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

Net proceeds do not include any unexpended portion of the approximate $19,100,000 contributed by Pioneer to Harbor Global at the time of the Spin-Off. However, because Harbor Global entered into a transaction in which it was released from its indirect obligation to fulfill its existing capital commitment of approximately $5.4 million to the Pioneer Polish Real Estate Fund, $5.4 million of the amount contributed by Pioneer is included in the calculation of net proceeds. In addition, the proceeds received by Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed to shareholders.

In addition, if an individual, entity or group acquires at least 80% of the Company’s outstanding common shares or Harbor Global is a party to a merger, reorganization or similar business combination and the shareholders immediately prior to such transaction cease to own at least 50% of the outstanding common shares and voting power entitled to vote generally in the election of directors of the resulting entity (a “Deemed Sale”), Calypso Management is entitled to receive a portion of the consideration, in accordance with the compensation schedule described above, as would be received by all shareholders if all of the outstanding common shares were sold at the valuation of Harbor Global based on the per share consideration received by each shareholder who sold, exchanged or otherwise disposed of shares in the transaction. Also, in the event of a change in control (as defined in the agreement) coupled with a material change in the engagement status of Calypso Management or the employment status of its principal officers, Calypso Management will be paid a cash amount equal to a portion of the value of the underlying assets, in accordance with the compensation schedule described above, with such value determined pursuant to a predetermined valuation schedule.

With respect to ongoing asset sales, Harbor Global accrues management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control pursuant to the amended and restated administration and liquidation agreement.

For the three months ended June 30, 2003 and 2002, the Company incurred management fee expenses of approximately $707,000 and $635,000, respectively related to the reimbursement of expenses incurred by Calypso Management. For the six months ended June 30, 2003 and 2002, the Company incurred management fee expenses of approximately $1,456,000 and $1,365,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $365,000 and $370,000 was outstanding at June 30, 2003 and 2002, respectively.

Pursuant to the administration and liquidation agreement, for the six months ended June 30, 2003, the Company also incurred management fee expenses of approximately $583,000 in connection with the distribution to shareholders on June 27, 2003. As of June 30, 2002, the Company had an outstanding payable to Calypso Management of $1,450,000, which had been recorded in 2001, reflecting the amount owed to Calypso Management and paid on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

(8) DISCONTINUED OPERATIONS

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operation. Accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation commencing in 2001. Pursuant to Accounting

Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the Company recorded the disposal effective December 31, 2001. Prior to 2001, the Company reported its Russian timber operations as a separate segment.

On April 22, 2002, Harbor Global’s wholly owned subsidiary, Pioneer Forest, Inc. (“Pioneer Forest”), entered into an agreement for the sale of its Russian timber business conducted through Closed Joint-Stock Company “Forest-Starma” (“Forest-Starma”). On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, L.L.C. (“Pioglobal Forest”), the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7,550,000, of which $5,550,000 was paid in cash at the closing and $2,000,000 was paid in the form of a one-year promissory note. The remaining $2,000,000 was received, and the promissory note paid in full, on June 3, 2003.

(9) SUBSEQUENT EVENTS

On July 10, 2003, the Company entered into an amended and restated administration and liquidation agreement with Calypso Management (see Footnote 7).

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: management services

SEGMENT DISCLOSURES

As of and for the three months ended June 30, 2003	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$2,638	$244	$46	$2,928

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	7,816	(235)	855	8,436
Provision for Income Taxes	(2,449)	—	—	(2,449)

Minority Interest Expense	(3,249)	—	—	(3,249)
Equity Loss on Venture Capital Investment	—	—	(10)	(10)

Net Income (Loss) from Continuing Operations	$2,118	$(235)	$845	$2,728

Depreciation	$212	$7	$—	$219

As of and for the three months ended June 30, 2002	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$2,367	$198	$374	$2,939

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	4,623	(262)	437	4,798

Provision for Income Taxes	(1,422)	—	—	(1,422)

Minority Interest Expense	(1,989)	—	—	(1,989)

Equity Loss on Venture Capital Investment	—	—	(356)	(356)

Net Income (Loss) from Continuing Operations	$1,212	$(262)	$81	$1,031

Depreciation	$196	$7	$—	$203

As of and for the six months ended June 30, 2003	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$5,144	$483	$559	$6,186

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	11,364	(435)	2,091	13,020

Provision for Income Taxes	(3,388)	(62)	—	(3,450)

Minority Interest Expense	(4,841)	—	—	(4,841)

Equity Loss on Venture Capital Investment	—	—	(206)	(206)

Net Income (Loss) from Continuing Operations	$3,135	$(497)	$1,885	$4,523

Depreciation and Amortization	$406	$14	$—	$420

Total Assets	$88,308	$875	$9,197	$98,380

As of and for the six months ended June 30, 2002	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$4,693	$393	$802	$5,888

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	7,513	(536)	911	7,888

Provision for Income Taxes	(2,682)	—	—	(2,682)

Minority Interest Expense	(3,236)	—	—	(3,236)

Equity Loss on Venture Capital Investment	—	—	(385)	(385)

Net Income (Loss) from Continuing Operations	$1,595	$(536)	$526	$1,585

Depreciation	$385	$14	$—	$399

Total Assets	$74,359	$484	$33,295	$108,138

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income, and expenses. On an on-going basis, the Company evaluates its estimates. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s assets, liabilities, and income that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers its critical accounting policies to include those related to the fair value of Russian investments classified as available-for-sale pursuant to SFAS No. 115, valuations of its Polish venture capital investment, accrued management fees and deferred taxes.

Russian investments consist of equity and fixed income securities held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. Equity securities are classified as either available-for-sale, recorded at fair value pursuant to SFAS No. 115, or as long-term investments, recorded at cost with adjustments for other than temporary impairment. Fixed income securities are characterized as either available-for-sale and recorded at fair value pursuant to SFAS No. 115 or as trading securities. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management, to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Unrealized gains and losses are recorded in stockholders equity as other comprehensive income. Realized gains or losses and any other than temporary declines in value are reported in other income (expense). For Russian investments that do not meet these criteria, the Company continues to classify these equity securities as long-term investments and carry such investments at cost with adjustments made for other than temporary impairment.

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

On July 10, 2003, Harbor Global entered into an amended and restated administration and liquidation agreement with Calypso Management pursuant to which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation. As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global’s assets or a Deemed Sale of the Company or a change in control (refer to Note 7- Related Party Transactions for the definition of Deemed Sale). In the event of a change in control coupled with a material change in the engagement status of Calypso Management or the employment status of its principal officers, Calypso Management will be paid based on the value of the underlying assets pursuant to a predetermined schedule. Compensation to Calypso Management represents a percentage of such distributions or deemed distributions, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off. With respect to ongoing asset sales, Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control pursuant to the amended and restated administration and liquidation agreement.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and six months ended June 30, 2003 and 2002, Liquidity and Capital Resources, and Future Operating Results.

The Company previously reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment, the results from the Russian timber operations have been segregated from continuing operations. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Consolidated Operations.

Harbor Global reported net income of $2.7 million ($0.48 per share) on revenues of $2.9 million in the second quarter of 2003 compared with net income of $1.0 million ($0.18 per share) on revenues of $2.9 million for the second quarter of 2002. The $1.7 million increase in income was attributable principally to a $1.1 million increase in realized portfolio gains from the Russian real estate management and investment management operations and a gain of $0.9 million recorded on the sale to HSBC of the Company’s right to receive supplemental payments from Ashanti, contingent on the market price of gold and production levels of the Ghanaian gold mine. These gains were offset partially by a $0.2 million increase in management fees paid to Calypso Management in connection with the distribution to shareholders during the second quarter of 2003.

For the six months ended June 30, 2003, the Company reported net income of $4.5 million ($0.80 per share) compared with net income of $2.0 million ($0.36 per share) for the first half of 2002. Net income from continuing operations was $4.5 million ($0.80 per share), an increase of $2.9 million compared with net income from continuing operations of $1.6 million ($0.28 per share) during the first six months of 2002. The increase was attributable primarily to a $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, higher realized portfolio gains of $1.2 million from the Russian real estate management and investment management operations and a $0.9 million gain recorded in connection with the sale to HSBC of the Company’s right to receive supplemental payments from Ashanti. These increases were offset by management fees paid to Calypso Management of $0.6 million associated with the second quarter 2003 distribution to shareholders. Income from discontinued timber operations for the six months ended June 30, 2002 was $0.4 million ($0.08 per share).

Set forth on the following table are the details of revenues and net income (loss) by business segment for the three and six months ended June 30, 2003 and 2002:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
BUSINESS SEGMENT	2003	2002	2003	2002	2003	2002	2003	2002
Russian Real Estate Management and Investment Management Operations	$2.6	$2.4	$2.1	$1.2	$5.1	$4.7	$3.1	$1.6
Real Estate Management Operations	0.2	0.2	(0.2)	(0.3)	0.5	0.4	(0.5)	(0.5)
Other	0.1	0.3	0.8	0.1	0.6	0.8	1.9	0.5

Total from continuing operations	$2.9	$2.9	$2.7	$1.0	$6.2	$5.9	$4.5	$1.6

Income from discontinued operations	—	—	—	—	—	—	—	0.4

Totals	$2.9	$2.9	$2.7	$1.0	$6.2	$5.9	$4.5	$2.0

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported net income of $2.1 million for the second quarter 2003, an increase of $0.9 million compared with net income of $1.2 million reported in the second quarter of 2002. The increase was attributable to a $1.1 million increase in realized portfolio gains and a $0.2 million increase in foreign exchange gains. These increases were offset partially by a $0.3 million increase in corporate overhead allocations and higher salary and employee related expenses of $0.1 million.

During the six months ended June 30, 2003, the Russian real estate management and investment management business reported net income of $3.1 million, an increase of $1.5 million compared with the corresponding period in 2002. The increase in income was attributable to a $1.2 million increase in realized portfolio gains, a $0.4 million increase in foreign exchange gains, a $0.3 million increase in gains on government bonds, and a $0.2 million increase in interest income. These increases were offset partially by higher salary and employee related expenses of $0.4 million and an increase in corporate overhead allocations of $0.2 million.

Real Estate Management Operations.

The real estate management operations reported losses of $0.2 million in the second quarter of 2003 compared with losses of $0.3 million in the second quarter of 2002. For the six months ended June 30, 2003 and June 30, 2002, the real estate management operations reported losses of $0.5 million. The losses for all periods represent corporate overhead allocations.

Other.

Harbor Global’s other operations reported net income of $0.8 million for the three months ended June 30, 2003 compared to net income of $0.1 million for the corresponding period in 2002. The $0.7 million increase in income was attributable principally to the $0.9 million gain recorded on the sale to HSBC of Goldfield II’s right to receive supplemental payments from Ashanti and a $0.3 million reduction in write-downs of the Company’s venture capital portfolio. These increases were offset partially by $0.3 million of lower interest income and additional management fees paid to Calypso Management of $0.1 million associated with the second quarter 2003 distribution to shareholders.

For the six months ended June 30, 2003, Harbor Global’s other operations reported income of $1.9 million compared to $0.5 million for the six months ended June 30, 2002. The $1.4 million increase in income is attributable principally to a $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, the $0.9 million gain recorded on the sale to HSBC of Goldfield’s II right to receive supplemental payments from Ashanti, a supplemental payment from Ashanti of approximately $0.3 million earned by Goldfield’s II during the first quarter of 2003 and a lower write-down of the Company’s Polish venture capital investment by $0.2 million. These increases were offset partially by management fees of $0.6 million associated with the second quarter 2003 distribution to shareholders, lower interest income of $0.5 million and a $0.2 million charge to operations reflecting the $1.1 million reduction in the deferred purchase price due from Ashanti to Goldfields II in connection with the sale of Goldfield II’s gold mining operations in Ghana.

Discontinued Operations.

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations. Accordingly, the Russian timber operations segment is reflected as a discontinued operation. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the Company recorded the disposal effective December 31, 2001. During the fourth quarter of 2001, management made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up to the anticipated date of disposal and recorded an estimated loss of $8.3 million. On April 22, 2002, Pioneer Forest entered into a definitive agreement for the sale of its Russian timber operations segment for an aggregate purchase price of $7.55 million. Based on this purchase price and estimated costs through the anticipated date of disposal, the Company recorded a credit of approximately $0.4 million in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $7.2 million as of June 30, 2003. This represents a $9.0 million decrease from the 2002 fiscal year end and is attributable principally to the $7.9 million distribution to shareholders (net of an approximately $0.6 million management fee paid to Calypso Management pursuant to the amended and restated administration and liquidation agreement), the $3.8 million payment to Pioneer in early settlement of the $5 million note payable pursuant to the Distribution Agreement, and the funding of operations and settlement of year-end accruals. These disbursements were offset partially by cash inflows of $3.0 million from Ashanti pursuant to the promissory note payable to Goldfields II in connection with the sale of Goldfield II’s gold mining operations in Ghana, $2.0 million paid to Pioneer Forest in satisfaction of the promissory note due to Pioneer Forest in connection with the sale of the Russian timber operations and $0.9 million received from HSBC for the sale to HSBC of Goldfields II’s right to receive supplemental payments from Ashanti. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

On May 15, 2003, the shareholders of PIOGLOBAL Real Estate Investment Fund approved a dividend of approximately $4.2 million. The dividend will be paid over a period of one year beginning on September 1, 2003 to shareholders of record on March 28, 2003. Harbor Global expects to receive its proportionate share of such dividend in the amount of approximately $1.8 million after taxes during the fourth quarter of 2003.

On June 3, 2003, the Board of Directors of the Company declared a distribution of approximately $8.5 million or $1.50 per share on the Company’s common shares. Pursuant to the administration and liquidation agreement, Calypso Management will receive a payment equal to approximately 6.9% of such distribution or approximately $0.10 per share. The balance of approximately $1.40 per share was paid on June 27, 2003 to shareholders of record as of June 17, 2003.

FUTURE OPERATING RESULTS

From time to time, management may make forward-looking statements in this Quarterly Report on Form 10-Q, in other documents that the Company files with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-Q), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Forward-looking statements are based on currently available information and management’s expectations of future results but they involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Described below are some of the important factors that could affect revenues or results of operations.

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

THERE CAN BE NO ASSURANCE THAT SHAREHOLDERS WILL BE ABLE TO SELL THEIR HARBOR GLOBAL COMMON SHARES.

Harbor Global common shares are not listed on any securities exchange or on The Nasdaq Stock Market(R).

Furthermore, Harbor Global does not intend to:

•	engage the services of any market maker;

•	facilitate the development of an active public trading market in Harbor Global common shares, or encourage others to do so;

•	place any advertisements in the media promoting an investment in Harbor Global; or

•	except as required by the Securities Exchange Act of 1934, collect or publish information about prices at which Harbor Global common shares may be traded.

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

A significant portion of Harbor Global’s Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Real Estate Investment Fund, a company that invests in Russian real estate, and to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Real Estate Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities of PIOGLOBAL Real Estate Investment Fund. Consequently, Harbor Global may have difficulty selling some of its investment in PIOGLOBAL Real Estate Investment Fund or causing PIOGLOBAL Real Estate Investment Fund to liquidate some of its underlying assets, and may only be able to do so at prices, which may not reflect the long-term value of its investments.

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

Harbor Global conducts business in countries outside of the United States, primarily in Russia. Harbor Global will continue to operate its international businesses until those businesses are liquidated and will continue to be subject to the risks of doing business internationally, including:

•	unexpected changes in regulatory requirements and underdeveloped legal systems in some countries;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	restrictions on currency exchange and repatriation;

•	restrictions on foreign investment in its businesses; and

•	potentially adverse tax consequences.

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

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. On July 10, 2003, Mr. Kasnet’s employment agreement was extended by the mutual agreement of Mr. Kasnet and the Board of Directors of Harbor Global until October 24, 2005. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, he will cease to be an officer of Harbor Global. In addition, Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD AFFECTING HARBOR GLOBAL

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at June 30, 2003 and December 31, 2002 was approximately $2.4 million and $4.6 million, respectively, of cash and cash equivalents and $4.5 million and $10.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.1 million for the six months ended June 30, 2003. Based on excess cash invested at June 30, 2003, a one percent increase in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit to the Consolidated Statement of Earnings.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at June 30, 2003 and December 31, 2002.

	(IN THOUSANDS)
	June 30, 2003	December 31, 2002
Monetary Assets
Cash and Cash Equivalents	$8,254	$3,581
Restricted Cash	6,104	3,859
Marketable Securities Held for Sale	40,512	32,485
Other	1,615	1,490

	$56,485	$41,415

Monetary Liabilities
Dividend Payable	$6,104	$3,859
Taxes Payable	1,881	475
Deferred Taxes	3,423	2,587
Other	2,327	291

	$13,735	$7,212

Net Position	$42,750	$34,203

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund and it’s approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $206,000 in the first half of 2003, reflecting the Company’s proportional share of an investment write-down of approximately $173,000 and approximately $33,000 of operating expenses. For the first half of 2002, the Company wrote down its investment by approximately $385,000, reflecting the Company’s proportional share of an investment write-down of approximately $325,000 and approximately $60,000 of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investments are recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2003 and December 31, 2002, the fair value of equity investments contained in long-term marketable securities aggregated $21.6 million and $19.0 million, respectively. As a result, the Company recorded unrealized gains after deferred taxes and after minority interest of $5.2 million and $3.9 million at June 30, 2003 and December 31, 2002, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls that could significantly affect these controls subsequent to Evaluation Date.

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 4, 2003 and April 10, 2003, through two purchase and sale agreements, PIOGLOBAL Real Estate Investment Fund agreed to sell its approximately 25% interest in the Cosmos Hotel for approximately $4.9 million in the aggregate to Open Joint Stock Company Alpha Bank (‘Alpha”). Pursuant to the April 4, 2003 agreement, Alpha purchased approximately 62% of the shares of the Cosmos Hotel held by PIOGLOBAL Real Estate Investment Fund on April 15, 2003 for approximately $2.9 million. Pursuant to the April 10, 2003 agreement, Alpha purchased the remaining shares held by PIOGLOBAL Real Estate Investment Fund on May 20, 2003 for approximately $2.0 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b) On July 11, 2003, the Company filed a Current Report on Form 8-K in connection with the Company’s change of certifying accountants.

On May 5, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2003

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter Chief Operating Officer Chief Financial Officer

(Duly authorized officer and principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

2.1	*	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1	+	Memorandum of Association of Harbor Global Company Ltd.

3.2	+	Bye-Laws of Harbor Global Company Ltd.

4.1	**	Specimen Common Share Certificate

10.1	***	Purchase Agreement dated April 25, 2003 between Harbor Global Company Ltd., PIOGLOBAL Goldfields II Limited and HSBC Bank USA.

10.2	***	Assignment Agreement dated April 30, 2003 by PIOGLOBAL Goldfields II Limited in favor of HSBC Bank USA.

10.3	***	Collateral Agreement dated April 30, 2003 between PIOGLOBAL Goldfields II Limited and HSBC Bank USA.

10.4	***	Consent given as of April 24, 2003 by Ashanti Goldfields Company Limited and Ashanti Goldfields Teberebie Limited.

10.5	***	Amended and restated administration and liquidation agreement between Calypso Management LLC and Harbor Global Company Ltd dated July 10, 2003.

31.1	***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.
**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
*	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.