Form 10-Q
period 2003-09-30
HARBOR GLOBAL CO LTD
filed 2003-11-06
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

As of October 31, 2003, the registrant had 5,661,311 common shares, par value $.0025 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Cash and Cash Equivalents	$6,314	$12,381
Restricted Cash	6,076	3,859
Marketable Securities	16,514	14,124
Accounts Receivable	1,156	1,005
Note Receivable	4,700	4,911
Other Current Assets	2,716	1,383

Total Current Assets	37,476	37,663

Long-Term Restricted Cash and Investments	—	5,000
Polish Venture Capital Investment	676	820
Marketable Securities	36,487	19,702
Long-term Investments	1,889	5,866
Building	22,202	22,702
Other Long-term Assets	1,117	883
Note Receivable	—	4,776
Goodwill	1,253	1,253

Total Assets	$101,100	$98,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$987	$1,824
Dividend Payable	6,076	3,859
Accrued Expenses	2,101	2,346
Accrued Fees Payable to Calypso Management	548	795
Foreign Taxes Payable	438	548
Deferred Taxes	363	411

Total Current Liabilities	10,513	9,783

Deferred Taxes	4,045	2,263
Note Payable	—	5,000

Total Liabilities	14,558	17,046

Minority Interest	32,236	26,460

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,655,311 shares issued and outstanding as of September 30, 2003 and December 31, 2002	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	51,975	59,582
Accumulated Deficit	(4,408)	(8,370)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	6,725	3,933

Total Stockholders’ Equity	54,306	55,159

Total Liabilities and Stockholders’ Equity	$101,100	$98,665

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Real Estate Revenue	$1,802	$1,971	$5,634	$5,805
Other Income	822	607	1,892	1,258

Total Revenues	2,624	2,578	7,526	7,063

Operating Expenses:
Salary and Benefit Expenses	(1,124)	(717)	(3,015)	(2,205)
Facility Expenses	(381)	(318)	(1,081)	(938)
Building and Property Management Expenses	(538)	(549)	(1,563)	(1,522)
Management Fee Expense	(516)	(635)	(2,555)	(2,000)
Other Expenses	(1,434)	(1,306)	(3,664)	(4,411)

Total Operating Expenses	(3,993)	(3,525)	(11,878)	(11,076)

Operating Loss	(1,369)	(947)	(4,352)	(4,013)

Other Income (Expense):
Net Unrealized and Realized Gains on Securities	854	1,111	13,639	10,661
Extinguishment of Note Payable	—	—	1,250	—
Early Settlement of Note Receivable	—	—	(191)	—
Gain on Sale of Gold Option	—	—	875	—
Interest Income	575	866	1,859	2,270

Total Other Income, Net	1,429	1,977	17,432	12,931

Income from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) on Investment	60	1,030	13,080	8,918

Provision for Income Taxes	(293)	(471)	(3,743)	(3,154)

(Loss) Income from Continuing Operations before Minority Interest and Equity Gain (Loss) on Investment	(233)	559	9,337	5,764

Minority Interest	(389)	(522)	(5,231)	(3,758)
Equity Gain (Loss) on Venture Capital Investment	62	(14)	(144)	(398)

Net (Loss) Income from Continuing Operations before Discontinued Operations	(560)	23	3,962	1,608

Discontinued Operations:

(Loss) Gain on Disposal	—	(29)	—	424

Net (Loss) Income	$(560)	$(6)	$3,962	$2,032

(Loss) Earnings Per Share – Basic and Diluted:
Continuing Operations	$(0.10)	$—	$0.70	$0.28
Discontinued Operations	—	—	—	0.08

Basic and Diluted (Loss) Earnings Per share	$(0.10)	$—	$0.70	$0.36

Weighted Average Basic and Diluted Shares Outstanding	5,655	5,649	5,655	5,649

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash Flows from Operating Activities:
Net Income	$3,962	$2,032
Net Income from Discontinued Operations	—	424

Net Income from Continuing Operations	3,962	1,608
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Used in Operating Activities:
Non-cash Interest Income on Note Receivable	(203)	(725)
Interest Earned on Restricted Cash	—	(23)
Restricted Stock Awards	293	—
Depreciation and Amortization	657	597
Unrealized and Realized Gains on Venture Capital,
Marketable Securities, and Long-term Investments, Net	(13,100)	(10,416)
Extinguishment of Note Payable	(1,250)	—
Early Settlement of Note Receivable	191	—
Gain on Sale of Gold Option	(875)	—
Minority Interest	5,231	3,758
Equity Loss on Venture Capital Investment	144	398
Changes in Operating Assets and Liabilities:
Other Current Assets	(4,129)	(3,160)
Accrued Expenses and Accounts Payable	(1,182)	(1,402)

Total Adjustments and Changes in Operating Assets and Liabilities	(14,223)	(10,973)

Net Cash Used in Continuing Operating Activities	(10,261)	(9,365)

Net Cash Used In Discontinued Operations	—	(100)

Cash Flows from Investing Activities:
Net Proceeds from Sale of Russian Timber Operations	2,000	5,003
Purchase of Long-term Investments and Marketable Securities	(19,190)	(8,855)
Other Long-term Assets	(342)	(63)
Proceeds from Sale of Long-term Investments and Marketable
Securities	26,746	18,536
Proceeds from Payment on Notes Receivable	3,000	2,500
Proceeds from Sale of Gold Option	875	—

Net Cash Provided by Investing Activities	13,089	17,121

Cash Flows from Financing Activities:
Distributions Paid	(7,900)	—
Dividends Paid	(28)	(147)
Reclassification of Restricted Cash	2,783	(1,360)
Payment on Note Payable	(3,750)	—

Net Cash Used In Financing Activities	(8,895)	(1,507)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,067)	6,149

Cash and Cash Equivalents, Beginning of Period	12,381	4,660

Cash and Cash Equivalents, End of Period	$6,314	$10,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2003

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Harbor Global Company Ltd., a Bermuda limited duration company (“Harbor Global” or the “Company”), was formed in May 2000 as a wholly owned subsidiary of Pioneer Investment Management USA Inc. (formerly known as The Pioneer Group, Inc.), a Delaware corporation (“Pioneer”), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution (“UniCredito”). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd., a wholly owned subsidiary of the Company (the “Distribution Agreement”), Pioneer agreed to transfer certain of its assets to Harbor Global and distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the merger agreement and the Distribution Agreement, and on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the “Spin-off”). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations

•	Real estate management operations

•	Other:

•	approximately $8.7 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	a non-interest-bearing promissory note with a face value of $12.7 million, of which $4.7 million remained outstanding at September 30, 2003, payable to Pioglobal Goldfields II Limited (“Goldfields II”), an indirect wholly owned subsidiary of the Company

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before October 24, 2005, the Harbor Global board of directors (“Board of Directors”), in its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one-year periods.

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company’s businesses (“Consolidated Financial Statements”).

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments necessary, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim consolidated financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

POLISH VENTURE CAPITAL INVESTMENT

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three months ended September 30, 2003, the Company wrote up its investment by approximately $62,000 and for the nine months ended September 30, 2003, the Company wrote-down its investment by approximately $144,000. For the three and nine months ended September 30, 2002, the Company wrote-down its investment by approximately $14,000 and $398,000, respectively. Summarized financial information for the Prospect Poland Fund is as follows:

	2003	2002
	(In Thousands)
Balance Sheet Data
Assets, at September 30,	$8,441	$10,440
Liabilities, at September 30,	85	93

Partners’ Capital, at September 30	$8,356	$10,347

Operating Data, for the nine months ended September 30
Net Operating Loss	$(445)	$(765)
Net Realized and Unrealized Loss from Investments	(1,789)	(4,017)

Net Decrease in Partner’s Capital from Operations	$(2,234)	$(4,782)

Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statement of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on settlement date. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States treasury obligations and Russian obligations at September 30, 2003 and December 31, 2002. Unrealized gains and losses recorded on Russian government securities are presented for the three and nine months ended September 30, 2003:

Balances of Marketable Securities

	September 30, 2003	December 31, 2002
	(In Thousands)
Russia	$11,081	$8,996
United States	5,433	5,128

Total Marketable Securities	$16,514	$14,124

Unrealized (Loss) Gain on Russian Government Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands)
Gross Unrealized Gain	$—	$59	$1,134	$548
Gross Unrealized Loss	(331)	(154)	(104)	(154)

Net Unrealized (Loss) Gain	$(331)	$(95)	$1,030	$394

LONG-TERM MARKETABLE SECURITIES

Long-term Marketable Securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in the unit funds managed by Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”).

The equity securities are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are either recorded in long-term marketable securities based on quoted prices on the Russian Trading System or in long-term investments at cost. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses for equity securities, corporate bonds and the unit fund investments are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of long-term marketable securities at September 30, 2003 and December 31, 2002 as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at September 30, 2003 and December 31, 2002:

Balance of Long-term Marketable Securities

	September 30, 2003	December 31, 2002
	(In Thousands)
Equity Securities	$28,151	$17,925
Corporate Bonds	7,300	1,122
Unit Funds	1,036	655

Total Marketable Securities	$36,487	$19,702

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	September 30, 2003	December 31, 2002
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$16,360	$9,430
Gross Unrealized Loss	—	—

Net Unrealized Gain	$16,360	$9,430

Corporate Bonds
Gross Unrealized Gain	$121	$3
Gross Unrealized Loss	(119)	(4)

Net Unrealized Gain (Loss)	$2	$(1)

Unit Funds
Gross Unrealized Gain	$491	$365
Gross Unrealized Loss	—	—

Net Unrealized Gain	$491	$365

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years.

CONCENTRATION OF RISK

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

(3) (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share (“EPS”) are computed by dividing reported (losses) earnings by weighted average shares outstanding not including contingently issuable shares. There are currently no potentially dilutive securities.

(4) NOTE RECEIVABLE AND NOTE PAYABLE

In May 2000, Goldfields II sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18,800,000 base purchase price plus additional payments of up to $5,000,000, contingent upon the market price of gold and productivity of the Ghanaian gold mine (the “Purchase Agreement”). On June 19, 2000, $5,000,000 of the base purchase price was paid to Goldfields II in cash and $13,800,000 of the base purchase price was paid in the form of a non-interest bearing promissory note. As of September 30, 2003, the Company had received a total of $8,000,000 due from Ashanti under the promissory note.

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

Pursuant to the Purchase Agreement, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006, contingent on the market price of gold and productivity of the Ghanaian gold mine. The Company earned its first supplemental payment of $250,000 for the quarter ending March 31, 2003. On April 25, 2003, Goldfields II agreed to sell its right to receive the remaining twelve (12) additional supplemental payments from Ashanti to HSBC Bank USA (“HSBC”) in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company recorded a gain of $875,000 in the second quarter of 2003, which is reflected in the Consolidated Statement of Earnings as a component of other income (expense). In connection with the sale, Goldfields II has agreed to indemnify HSBC with respect to Goldfields II’s representations and warranties contained in the purchase agreement with HSBC for a period of one year up to the amount of the purchase price, reduced by supplemental payments collected by HSBC from Ashanti.

(5) DIVIDEND PAYABLE

The dividend payable of approximately $6,076,000 and approximately $3,859,000 at September 30, 2003 and December 31, 2002, respectively, represents a payable to minority shareholders of PIOGLOBAL Real Estate Investment Fund. Approximately $6,076,000 and approximately $3,859,000 has been set aside by PIOGLOBAL Real Estate Investment Fund as of September 30, 2003 and December 31, 2002, respectively, to satisfy this liability and is classified as restricted cash.

(6) CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2003 and 2002, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(In Thousands)
Net Loss	$(560)	$(6)
Net Unrealized Gains (Losses) on Marketable Securities (Net of deferred tax expense of $943,000 and deferred tax credit of $403,000 and minority interest of $1,485,000 and $625,000 for the three months ended September 30, 2003 and 2002, respectively)	1,502	(656)

Total Comprehensive Income (Loss)	$942	$(662)
Restricted Stock Award	293	—

Change in Stockholder’s Equity	$1,235	$(662)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(In Thousands)
Net Income	$3,962	$2,032
Net Unrealized Gains on Marketable Securities (Net of of deferred tax expense of $1,695,000 and deferred tax credit of $21,000 and minority interest of $2,573,000 and $285,000 for the nine months ended September 30, 2003 and 2002, respectively)	2,792	329

Total Comprehensive Income	$6,754	$2,361
Distribution to Stockholders	(7,900)	—
Restricted Stock Award	293	—

Change in Stockholder’s Equity	($853)	$2,361

(7) RELATED PARTY TRANSACTIONS

On July 10, 2003, the Company entered into an amended and restated administration and liquidation agreement with Calypso Management LLC (“Calypso Management”), pursuant to which Calypso Management manages the liquidation of the Company and operates the Company’s assets pending their liquidation. Calypso Management is owned and operated by Stephen G. Kasnet, the Company’s Chief Executive Officer and Donald H. Hunter, the Company’s Chief Financial Officer. Mr. Kasnet is Calypso Management’s President and Chief Executive Officer and Mr. Hunter is Calypso Management’s Chief Operating Officer and Chief Financial Officer. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global Board of Directors in accordance with the amended and restated administration and liquidation agreement.

The amended and restated administration and liquidation agreement provides that the Company pays the operating expenses of Calypso Management incurred in connection with the provision of services to the Company.

As compensation for its provision of services to the Company, Calypso Management receives a portion of the net proceeds distributed from the liquidation of the Company’s assets, generally according to the following schedule:

•	with respect to the first $36 million in net proceeds to be distributed, Calypso Management shall receive a payment equal to 10% of such net proceeds;

•	with respect to the next $72 million in net proceeds to be distributed, Calypso Management shall receive a payment equal to 7.5% of such net proceeds; and

•	with respect to any additional net proceeds to be distributed, Calypso Management shall receive a payment equal to 10% of such net proceeds.

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

With respect to ongoing asset sales, Harbor Global accrues management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control as defined in the amended and restated administration and liquidation agreement.

For the three months ended September 30, 2003 and 2002, the Company incurred management fee expenses of approximately $516,000 and $635,000, respectively related to the reimbursement of expenses incurred by Calypso Management. For the nine months ended September 30, 2003 and 2002, the Company incurred management fee expenses of approximately $1,972,000 and $2,000,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $548,000 and $555,000 were outstanding at September 30, 2003 and 2002, respectively.

Pursuant to the administration and liquidation agreement, for the nine months ended September 30, 2003, the Company also incurred management fee expenses of approximately $583,000 in connection with the distribution to shareholders on June 27, 2003. As of September 30, 2002, the Company had an outstanding payable to Calypso Management of $1,450,000, which had been recorded in 2001, reflecting the amount owed to Calypso Management and paid on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

(8) RESTRICTED STOCK AWARD

Effective September 24, 2003, Pioglobal First Russia, Inc., a majority owned subsidiary of the Company, (“Pioglobal First Russia”) granted restricted stock in Pioglobal First Russia to two of its officers. Under the stock agreement, Pioglobal First Russia awarded, at no cost, an aggregate number of shares of its common stock equivalent to ten percent of the issued and outstanding shares of Pioglobal First Russia. At the award date, each officer is considered fully vested with respect to the award. The fair value of these shares was computed using the valuation services of an independent third party as of January 1, 2003. The Company does not believe that the valuation of the shares would differ materially between the valuation date and the effective date. The shares will be revalued on January 1st of each year by the independent third party. For the period ended September 30, 2003, Pioglobal First Russia recorded compensation expense of $293,400 in connection with the restricted stock awards. This amount is included in “salary and benefit expense” on the Consolidated Statement of Operations.

(9) DISCONTINUED OPERATIONS

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: management services

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2003
Net Revenues and Sales	$2,385	$239	$—	$2,624
Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment.	169	(194)	85	60
Provision for Income Taxes	(293)	—	—	(293)
Minority Interest Expense	(389)	—	—	(389)
Equity Gain on Venture Capital Investment	—	—	62	62

Net (Loss) Income from Continuing Operations	$(513)	$(194)	$147	$(560)

Depreciation	$231	$6	$—	$237

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2002
Net Revenues and Sales	$2,245	$333	$—	$2,578

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment.	722	(244)	552	1,030
Provision for Income Taxes	(471)	—	—	(471)
Minority Interest Expense	(522)	—	—	(522)
Equity Loss on Venture Capital Investment	—	—	(14)	(14)

Net (Loss) Income from Continuing Operations	$(271)	$(244)	$538	$23

Depreciation	$189	$9	$—	$198

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2003
Net Revenues and Sales	$6,561	$721	$244	$7,526

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment.	11,533	(629)	2,176	13,080
Provision for Income Taxes	(3,681)	(62)	—	(3,743)
Minority Interest Expense	(5,231)	—	—	(5,231)
Equity Loss on Venture Capital Investment	—	—	(144)	(144)

Net Income (Loss) from Continuing Operations	$2,621	$(691)	$2,032	$3,962

Depreciation and Amortization	$637	$20	$—	$657

Total Assets	$91,592	$821	$8,687	$101,100

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2002
Net Revenues and Sales	$6,336	$727	$—	$7,063

Income (Loss) from Continuing Operations before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment.	8,235	(781)	1,464	8,918
Provision for Income Taxes	(3,154)	—	—	(3,154)
Minority Interest Expense	(3,758)	—	—	(3,758)
Equity Loss on Venture Capital Investment	—	—	(398)	(398)

Net Income (Loss) from Continuing Operations	$1,323	$(781)	$1,066	$1,608

Depreciation	$574	$23	$—	$597

Total Assets	$72,950	$551	$32,905	$106,406

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

Long-term marketable securities consist of Russian equity and fixed income securities held primarily in the portfolio of the PIOGLOBAL Real Estate Investment Fund. Equity securities are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are either recorded in long-term marketable securities based on quoted prices in the Russian Trading System or in long-term investments at cost. Russian corporate bonds are characterized as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Otherwise, the security is recorded in long-term investments at cost. Unrealized gains and losses are recorded in stockholders equity as other comprehensive income. Realized gains or losses and any other than temporary declines in value are reported in other income (expense).

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

On July 10, 2003, Harbor Global entered into an amended and restated administration and liquidation agreement with Calypso Management pursuant to which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation. As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed to shareholders from the liquidation of Harbor Global’s assets and, in the event of a Deemed Sale, a portion of the consideration as would be received by all shareholders if all of the outstanding common shares were sold at the valuation of Harbor Global based on the per share consideration received by each shareholder participating in the Deemed Sale. In addition, in the event of a change in control (as defined in the amended and restated administration and liquidation agreement) coupled with a material change in the engagement status of Calypso Management or the employment status of its principal officers, Calypso Management will be paid a cash amount equal to a portion of the underlying assets pursuant to a predetermined valuation schedule. Compensation to Calypso Management represents a percentage of such distributions or deemed distributions, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off. With respect to ongoing asset sales, Harbor Global accrues such management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control as defined in the amended and restated administration and liquidation agreement.

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and nine months ended September 30, 2003 and 2002, Liquidity and Capital Resources, and Future Operating Results.

The Company previously reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment, the results from the Russian timber operations have been segregated from continuing operations. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Consolidated Operations.

Harbor Global reported a net loss of $0.5 million ($0.10 per share) on revenues of $2.6 million in the third quarter of 2003 compared with breaking even on revenues of $2.6 million for the third quarter of 2002. The $0.5 million decrease in income was attributable principally to $0.3 million of compensation expense recorded in conjunction with Pioglobal First Russia’s restricted stock awards and lower interest income of $0.3 million.

For the nine months ended September 30, 2003, the Company reported net income of $3.9 million ($0.70 per share) compared with net income of $2.0 million ($0.36 per share) for nine months ended September 30, 2002. Net income from continuing operations was $3.9 million ($0.70 per share), an increase of $2.3 million compared with net income from continuing operations of $1.6 million ($0.28 per share) during the first nine months of 2002. The increase was attributable primarily to higher realized portfolio gains of $1.4 million from the Russian real estate management and investment management operations, a $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, and gains aggregating $1.2 million associated with the receipt of a supplemental payment from Ashanti followed by the sale to HSBC of the Company’s right to receive further supplemental payments. These increases were offset by management fees paid to Calypso Management of $0.6 million associated with the second quarter 2003 distribution to shareholders, lower interest income of $0.6 million and $0.3 million of compensation expense recorded in conjunction with Pioglobal First Russia’s restricted stock awards. Income from discontinued timber operations for the nine months ended September 30, 2002 was $0.4 million ($0.08 per share).

Set forth on the following table are the details of revenues and net income (loss) by business segment for the three and nine months ended September 30, 2003 and 2002:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002	2003	2002	2003	2002
BUSINESS SEGMENT
Russian Real Estate Management and Investment Management Operations	$2.4	$2.3	$(0.5)	$(0.3)	$6.6	$6.4	$2.6	$1.3
Real Estate Management Operations	0.2	0.3	(0.2)	(0.2)	0.7	0.7	(0.7)	(0.8)
Other	—	—	0.2	0.5	0.2	—	2.0	1.1

Total from continuing operations	$2.6	$2.6	$(0.5)	$—	$7.5	$7.1	$3.9	$1.6

Income from discontinued operations	—	—	—	—	—	—	—	0.4

Totals	$2.6	$2.6	$(0.5)	$—	$7.5	$7.1	$3.9	$2.0

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.5 million for the third quarter 2003, an increase of $0.2 million compared with a net loss of $0.3 million reported in the third quarter of 2002. The increase in losses was attributable to the $0.3 million expense recorded in conjunction with the restricted stock awards and higher rent expense due to the opening of new sales offices of $0.1 million offset partially by a $0.2 million increase in realized portfolio gains.

During the nine months ended September 30, 2003, the Russian real estate management and investment management business reported net income of $2.6 million, an increase of $1.3 million compared with the corresponding period in 2002. The increase in income was attributable to a $1.4 million increase in realized portfolio gains, a $0.4 million increase in foreign exchange gains, a $0.3 million increase in gains on government bonds, and a $0.2 million increase in interest income. These increases were offset partially by higher salary and employee related expenses of $0.7 million, an increase in corporate overhead allocations of $0.2 million and higher rent expense due to the opening of new sales offices of $0.1 million.

Real Estate Management Operations.

The real estate management operations reported losses of $0.2 million for both the third quarter of 2003 and the third quarter of 2002. For the nine months ended September 30, 2003 the real estate management operations reported losses of $0.7 million compared to losses of $0.8 million for the nine months ended September 30, 2002. The losses for all periods represent corporate overhead allocations.

Other.

Harbor Global’s other operations reported net income of $0.2 million for the three months ended September 30, 2003 compared to net income of $0.5 million for the corresponding period in 2002. The $0.3 million decrease in income was attributable principally to lower interest income earned in 2003.

For the nine months ended September 30, 2003, Harbor Global’s other operations reported income of $2.0 million compared to $1.1 million for the nine months ended September 30, 2002. The $0.9 million increase in income is attributable principally to a $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, the $0.9 million gain recorded on the sale to HSBC of Goldfield’s II right to receive supplemental payments from Ashanti and a supplemental payment from Ashanti of approximately $0.3 million earned by Goldfield’s II during the first quarter of 2003. These increases were offset partially by lower interest income of $0.8 million, management fees of $0.5 million associated with the second quarter 2003 distribution to shareholders, and a $0.2 million charge to operations reflecting the $1.1 million reduction in the deferred purchase price due from Ashanti to Goldfields II in connection with the sale of Goldfield II’s gold mining operations in Ghana.

Discontinued Operations.

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations. Accordingly, the Russian timber operations segment is reflected as a discontinued operation. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the Company recorded the disposal effective December 31, 2001. During the fourth quarter of 2001, management made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up to the anticipated date of disposal and recorded an estimated loss of $8.3 million. On April 22, 2002, Pioneer Forest entered into a definitive agreement for the sale of its Russian timber operations segment for an aggregate purchase price of $7.55 million. Based on this purchase price and estimated costs through the anticipated date of disposal, the Company recorded a credit of approximately $0.4 million in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $8.7 million as of September 30, 2003. This represents a $7.5 million decrease from the 2002 fiscal year end and is attributable principally to the $7.9 million distribution to shareholders (net of an approximately $0.6 million management fee paid to Calypso Management pursuant to the amended and restated administration and liquidation agreement), the $3.8 million payment to Pioneer in early settlement of the $5 million note payable pursuant to the Distribution Agreement, and the funding of operations and settlement of year-end accruals. These disbursements were offset partially by cash inflows of $3.0 million from Ashanti pursuant to the promissory note payable to Goldfields II in connection with the sale of Goldfield II’s gold mining operations in Ghana, $2.0 million paid to Pioneer Forest in satisfaction of the promissory note due to Pioneer Forest in connection with the sale of the Russian timber operations, the $1.9 million dividend received from PIOGLOBAL Real Estate Investment Fund and $0.9 million received from HSBC for the sale to HSBC of Goldfields II’s right to receive supplemental payments from Ashanti. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

On May 15, 2003, the shareholders of PIOGLOBAL Real Estate Investment Fund approved a dividend of approximately $4.2 million. The dividend will be paid over a period of one year beginning on September 1, 2003 to shareholders of record on March 28, 2003. Harbor Global received its proportionate share of such dividend in the amount of approximately $1.9 million after taxes during the third quarter of 2003.

On June 3, 2003, the Board of Directors of the Company declared a distribution of approximately $8.5 million or $1.50 per share on the Company’s common shares. Pursuant to the administration and liquidation agreement, Calypso Management received a payment equal to approximately 6.9% of such distribution or approximately $0.10 per share. The balance of approximately $1.40 per share was paid on June 27, 2003 to shareholders of record as of June 17, 2003.

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

THE POTENTIAL VALUES TO BE REALIZED UPON THE SALE OR LIQUIDATION OF MOST OF HARBOR GLOBAL’S RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT BUSINESSES, IF ANY, ARE SPECULATIVE.

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

HARBOR GLOBAL’S BUSINESSES, PARTICULARLY THOSE CONDUCTED IN RUSSIA, ARE SUSCEPTIBLE TO NUMEROUS RISKS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

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

Harbor Global believes that conduction business in Russia requires significant experience, and accordingly, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or Mr. Hunter could have a material adverse effect upon Harbor Global’s results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global’s ability to liquidate its assets at prices that will enable Harbor Global to make meaningful distributions to its shareholders.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at September 30, 2003 and December 31, 2002 was approximately $3.9 million and $4.6 million, respectively, of cash and cash equivalents and $3.2 million and $10.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.1 million for the nine months ended September 30, 2003. Based on excess cash invested at September 30, 2003, a one percent increase in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit to the Consolidated Statement of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at September 30, 2003 and December 31, 2002.

	(IN THOUSANDS)
	September 30, 2003	December 31, 2002
Monetary Assets
Cash and Cash Equivalents	$1,225	$3,581
Restricted Cash	6,076	3,859
Marketable Securities Held for Sale	46,867	32,485
Other	3,170	1,490

	$57,338	$41,415

Monetary Liabilities
Dividend Payable	$6,076	$3,859
Taxes Payable	365	475
Deferred Taxes	3,956	2,587
Other	480	291

	$10,877	$7,212

Net Position	$46,461	$34,203

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund and it’s approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $144,000 during the first nine months of 2003, and included the Company’s proportional share of: an investment write-down of approximately $173,000, operating expenses of approximately $40,000 and a gain on the sale of investments of approximately $69,000. For the first nine months of 2002, the Company wrote down its investment by approximately $398,000, reflecting the Company’s proportional share of an investment write-down of approximately $325,000 and approximately $74,000 of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Otherwise, the investments are recorded in long-term investments at a fair value equivalent to its original cost basis. These available-for-sale equity investments, primarily in oil and gas, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2003 and December 31, 2002, the fair value of equity investments contained in long-term marketable securities aggregated $28.2 million and $17.9 million, respectively. As a result, the Company recorded unrealized gains after deferred taxes and after minority interest of $6.3 million and $3.7 million at September 30, 2003 and December 31, 2002, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated herein by reference.

(b) On July 11, 2003, the Company filed a Current Report on Form 8-K in connection with the Company’s change of independent accountants.

On August 6, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended June 30, 2003.

On November 5, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2003

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer

(Duly authorized officer and principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

2.1	*	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1	+	Memorandum of Association of Harbor Global Company Ltd.

3.2	+	Bye-Laws of Harbor Global Company Ltd.

4.1	**	Specimen Common Share Certificate

10.1	***	Stockholders Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega, LLC, Maria Churaeva and Andrei Uspensky.

10.2	***	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.

10.3	***	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspenski.

10.4	++	Amended and restated administration and liquidation agreement between Calypso Management LLC and Harbor Global Ltd dated July 10, 2003.

31.1	***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.
**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
*	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
++	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on August 6, 2003.