Form 10-K
period 2003-12-31
HARBOR GLOBAL CO LTD
filed 2004-03-26
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $30,166,972.50. This aggregate market value is based upon the closing bid quotation for the registrant’s common shares on June 30, 2003 and excludes shares held by directors and executive officers and persons who own 10% or more of the registrant’s common shares, on the basis that such persons may be deemed to be affiliates of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common shares that have represented to the Registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940. The exclusion of shares for the purpose of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 1, 2004, the registrant had 5,661,311 common shares, par value $.0025 per share, issued and outstanding.

PART I

ITEM 1.    BUSINESS.

OVERVIEW

Harbor Global Company Ltd., a Bermuda limited duration company (“Harbor Global” or the “Company”), was formed in May 2000 as a wholly owned subsidiary of Pioneer Investment Management USA Inc. (formerly known as The Pioneer Group, Inc.), a Delaware corporation (“Pioneer”), to facilitate the merger between Pioneer and UniCredito Italiano, S.p.A., an Italian financial institution (“UniCredito”). As a condition to closing the merger and pursuant to a Distribution Agreement dated as of October 24, 2000 by and among the Company, Pioneer and Harbor Global II Ltd. (“Harbor Global II”), a wholly owned subsidiary of the Company (the “Distribution Agreement”), Pioneer agreed to transfer certain of its assets to Harbor Global and distribute all of the outstanding Harbor Global common shares to its stockholders. Pioneer transferred to Harbor Global all of the assets required to be transferred pursuant to the merger agreement and the Distribution Agreement, and on October 24, 2000, Pioneer distributed all of the outstanding common shares of Harbor Global to its stockholders (the “Spin-off”). Pioneer stockholders received one Harbor Global common share for every five shares of Pioneer common stock held on that date.

The Company’s primary assets as of December 31, 2003 by segment consist of the following:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: administration and liquidation of operations including

—	approximately $7.6 million in cash, cash equivalents and marketable securities held directly by Harbor Global

—	a non-interest-bearing promissory note with a face value of $12.7 million, of which $4.7 million remained outstanding at December 31, 2003, payable to Pioglobal Goldfields II Limited (“Goldfields II”), an indirect wholly owned subsidiary of the Company

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

Financial information by segment and geographic area for each of the business segments can be found in Note 17 to the Company’s Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment can be found in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information regarding each business segment and Harbor Global in general is set forth below.

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association dated May 22, 2000 provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. If Harbor Global has not liquidated all of its assets before October 24, 2005, the Harbor Global board of directors (“Board of Directors”), in its discretion, may authorize Harbor Global to continue to operate its assets for up to three additional one-year periods.

Harbor Global owns and operates all of its assets through Harbor Global II Ltd. Harbor Global owns 99% of the share capital of Harbor Global II, and HGC Ltd. (“HGC”), a wholly owned subsidiary of Harbor Global, owns the remaining 1% of the share capital of Harbor Global II. Some of Harbor Global’s assets are held directly by Harbor Global II, and some assets are held indirectly by Harbor Global II through HGCL Ltd. (“HGCL”), a wholly owned subsidiary of Harbor Global II. Harbor Global II, HGCL and HGC are Bermuda limited duration companies, and under their memorandums of association, each will liquidate concurrently with the liquidation of Harbor Global.

Stephen G. Kasnet is the President and Chief Executive Officer, and Donald H. Hunter is the Chief Operating Officer and Chief Financial Officer, of Harbor Global. Mr. Kasnet was formerly the President, and Mr. Hunter was formerly the Chief Operating Officer and Senior Vice President, of Pioneer Global Investments, a division of Pioneer. As officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all of the businesses that are now owned or operated by Harbor Global. Calypso Management LLC (“Calypso Management”), an entity owned and operated by Mr. Kasnet and Mr. Hunter, manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation pursuant to the terms of an administration and liquidation agreement entered into prior to the Spin-off and amended and restated as of July 10, 2003. Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer, Chief Financial Officer and Treasurer, of Calypso Management.

Because Harbor Global’s assets are primarily located in the Russian Federation (“Russia”), a country in which successfully operating and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. In order to induce Mr. Kasnet and Mr. Hunter to become officers of Harbor Global and manage its liquidation, Harbor Global agreed to allocate a portion of the net proceeds distributed in connection with the liquidation of Harbor Global’s assets to Mr. Kasnet and Mr. Hunter. Calypso Management was created, in large part, to provide a vehicle for Mr. Kasnet and Mr. Hunter to allocate the compensation they receive among themselves and other employees of Calypso Management who provide assistance in connection with the administration and liquidation of Harbor Global’s assets.

Harbor Global pays the operating expenses of Calypso Management, and in general, as compensation for Calypso Management’s services, Calypso Management receives a portion of the net proceeds distributed from the liquidation of Harbor Global’s assets. In addition, in the event 80% of the Company’s common shares are sold or if the Company’s shareholders immediately prior to a business combination or transaction cease to own at least 50% of the outstanding common shares and voting power entitled to vote generally in the election of directors following such combination or transaction (referred to as a “deemed sale”), Calypso Management is entitled to receive a portion of the consideration as would be received by all shareholders if all of the outstanding common shares were sold at the valuation of Harbor Global based on the per share consideration received by each shareholder who sold, exchanged or otherwise disposed of shares in the transaction. Also, in the event of a change in control (as defined in the amended and restated administration and liquidation agreement) coupled with a material change in the engagement status of Calypso Management or the employment status of its principal officers, Calypso Management will be paid a cash amount equal to a portion of the value of the underlying assets with such value determined pursuant to a predetermined valuation schedule. As discussed in Item 13—“Certain Relationships and Related Transactions,” compensation to Calypso Management represents a percentage of such distributions or deemed distributions, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off. Harbor Global does not believe that the terms of the amended and restated administrative and liquidation agreement negotiated with Calypso Management are more favorable than the terms, if any, on which Harbor Global could have negotiated a similar arrangement with an unaffiliated third party.

Harbor Global conducts business primarily in Russia. For the year ended December 31, 2003, nearly all of Harbor Global’s revenues were derived from operations in Russia. Harbor Global’s businesses and assets are described below, together with the principal strategies that Harbor Global currently intends to employ to sell or liquidate its assets.

RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT OPERATIONS

Harbor Global’s Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, L.L.C. (“Pioglobal Omega”), and in turn, Pioglobal Omega operates through its 90% owned subsidiary, Pioglobal First Russia, Inc. (formerly, Pioneer First Russia, Inc.) (“Pioglobal First Russia”). Prior to December 18, 2002, Pioglobal Omega owned an 81.65% interest in Pioglobal First Russia, and the International Finance Corporation, a member of the World Bank Group (the “IFC”), owned an 18.35% interest in Pioglobal First Russia. On December 18, 2002, Pioglobal Omega acquired the IFC’s 18.35% minority interest in Pioglobal First Russia.

Effective September 24, 2003, Pioglobal First Russia awarded restricted stock in an aggregate amount equivalent to ten percent of the issued and outstanding shares of Pioglobal First Russia to two officers of Pioglobal First Russia’s wholly owned subsidiary, Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”). Each officer is fully vested with respect to the award.

Pioglobal First Russia operates through two subsidiaries, PIOGLOBAL Asset Management, an investment management company, and Closed Joint-Stock Company “PIOGLOBAL Services”, an information technology services company (“PIOGLOBAL Services”). Both PIOGLOBAL Asset Management and PIOGLOBAL Services are Russian joint stock companies.

In addition, Pioglobal Omega, through its two wholly owned Delaware subsidiaries, Luscinia, L.L.C. and Theta Enterprises, L.L.C., holds an approximately 52% interest in Open Joint-Stock Company “PIOGLOBAL Real Estate Investment Fund” (“PIOGLOBAL Real Estate Investment Fund”), a Russian joint-stock company managed by PIOGLOBAL Asset Management. Currently, approximately 2.1 million Russian stockholders hold the remaining approximately 48% interest in PIOGLOBAL Real Estate Investment Fund.

PIOGLOBAL Real Estate Investment Fund.    PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. PIOGLOBAL Real Estate Investment Fund invests directly in real estate and to a lesser extent, securities of Russian companies. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an 18-story, 22,600 square meter office building in Moscow, Russia. The Meridian Commercial Tower, primarily occupied by United States and European corporate tenants, is managed by PREA, L.L.C. (“PREA”), Harbor Global’s real estate management subsidiary. PIOGLOBAL Real Estate Investment Fund has agreed to pay PREA a property management fee of 5% of gross revenues less any value-added taxes or similar taxes.

PREA leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee described above and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires in 2021.

PIOGLOBAL Asset Management.    Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of assets net of any value added taxes or similar taxes.

PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund. As compensation for its investment management services, PIOGLOBAL Asset Management receives annual management fees ranging between one-half of a percent and three percent after value added taxes of the net asset value of the unit funds. In addition, PIOGLOBAL Asset Management provides trust management services to institutional and high net worth clients for which it typically receives a quarterly management fee based on trust assets under management and a performance based fee. Favorable market conditions coupled with improvements in all aspects of the operation including the institutional sales force, distribution channels, customer service and higher relative performance have contributed to increases in assets under management. Assets under management at December 31, 2003, 2002, and 2001 for unit funds, interval funds and trust management accounts are set forth on the following table:

	December 31,
	2003	2002	2001
	(In Millions)
Open-end Unit Funds	$26.2	$13.1	$7.3
Interval Funds	4.9	—	—
Trust Management	26.0	4.7	0.7

Assets under management	$57.1	$17.8	$8.0

As of October 8, 2003, PIOGLOBAL Asset Management became eligible to manage assets of the State Pension Fund of Russia. PIOGLOBAL Asset Management is one of 55 private asset management companies eligible to manage such assets. PIOGLOBAL Asset Management will begin to manage such assets on a date to be established by the Russian government after individual eligible pension participants elect PIOGLOBAL Asset Management to provide such management services.

PIOGLOBAL Services.    PIOGLOBAL Services provides information technology services to PIOGLOBAL Real Estate Investment Fund and the unit funds managed by PIOGLOBAL Asset Management for an annual fee of approximately $333,000. In 2003, PIOGLOBAL Services’ operations were supported solely by this fee.

In 2003, 2002, and 2001, Harbor Global’s Russian real estate management and investment management operations reported revenues and net income (loss) from continuing operations as shown in the table below:

	2003	2002	2001
	(In Millions)
Revenues	$9.1	$8.5	$7.4
Net Income (Loss)	$5.9	$(0.1)	$0.9

In 2003, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 77% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 91% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 82% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations. Harbor Global believes that a loss of one or a few tenants of the Meridian Commercial Tower would not have a material adverse effect on this segment. The Company maintains comprehensive property insurance covering the full replacement cost of the building, value added taxes incurred during any reconstruction and up to two years of lost rental revenue during any reconstruction period. Harbor Global does not maintain political risk insurance for the PIOGLOBAL Real Estate Investment Fund or any of its businesses.

Asset Realization Strategy.    PIOGLOBAL Asset Management is seeking to increase the value of the PIOGLOBAL Real Estate Investment Fund through a process of restructuring the PIOGLOBAL Real Estate Investment Fund portfolio by:

—selling securities which are considered illiquid;

—increasing the value of its real estate holdings;

—investing in real estate and in more liquid securities;

—improving the value of its investments in portfolio companies through active board representation; and

—exploring alternatives to reduce the number of PIOGLOBAL Real Estate Investment Fund stockholders.

PIOGLOBAL Asset Management is seeking to increase assets under management for the unit investment funds and interval funds it manages and its institutional trust management business. In this connection, PIOGLOBAL Asset Management is actively seeking to jointly market and distribute its products by establishing relationships with a number of independent commercial banks in Russia. PIOGLOBAL Asset Management has established three sales offices in Moscow, Russia, leasing prime retail space from two independent commercial banks in Russia. PIOGLOBAL Asset Management also maintains several other points of sale within branches of independent commercial banks, located primarily in Moscow, and at its corporate office, also located in Moscow. In addition, during 2003 PIOGLOBAL Asset Management upgraded and expanded the scope of its institutional sales force and now manages institutional assets for a number of non-state pension funds and insurance companies in Russia.

Competition.    PIOGLOBAL Asset Management occupies a leading position in Russia with respect to investment management services. As of December 31, 2003, open-end unit fund assets under management were approximately $26.2 million, which represented approximately 10% of the Russian open-end unit fund market. PIOGLOBAL Asset Management has six significant competitors, with aggregate assets under management comprising approximately 40% of the market. Generally, accurate data is not available regarding the relative success of competitors in accumulating trust assets under management. PIOGLOBAL Asset Management is seeking to increase its assets under management by competing for retail, institutional and high net worth investors. However, some of its competitors have substantially greater resources to attract such investors. Several factors affect competitive conditions in the Russian asset management business, including historical fund performance, low barriers to entry, financial resources of competitors, access to distribution channels and large institutional investors, quality of service and consumer confidence.

Employees.    At December 31, 2003, Pioglobal First Russia and its subsidiaries, together with PIOGLOBAL Real Estate Investment Fund, employed 68 persons.

REAL ESTATE MANAGEMENT OPERATIONS

Harbor Global’s real estate management operations are conducted by PREA. PREA is based in Boston, Massachusetts and conducts its operations in Russia through a representative office in Moscow. In 2003, virtually all of PREA’s revenues were derived from managing the Meridian Commercial Tower for PIOGLOBAL Real Estate Investment Fund. PREA also provides advisory services to third parties. The scope of its advisory services includes property management, facilities management, development management, feasibility and valuation analysis and corporate advisory services.

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

Employees.    At December 31, 2003, PREA and its subsidiaries had 30 employees, including one expatriate employee provided by PIOGlobal Corporation, a Delaware corporation and indirect wholly owned subsidiary of Harbor Global.

OTHER

Cash and Marketable Securities. Cash, cash equivalents and marketable securities held directly by Harbor Global at December 31, 2003 totaled approximately $7.6 million.

Ashanti Proceeds.    In May 2000, Goldfields II sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18.8 million base purchase price plus additional payments of up to $5.0 million contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000, $5.0 million of the base purchase price was paid to Goldfields II in cash and $13.8 million of the base purchase price was paid in the form of a non-interest bearing promissory note. As of December 31, 2003, the Company had received a total of $8.0 million due from Ashanti under the promissory note.

In connection with the sale to Ashanti, each of Goldfields II and Pioneer agreed to indemnify Ashanti for the breach of any representation or warranty of Goldfields II contained in the purchase agreement for an amount not to exceed the total purchase price actually paid by Ashanti to Goldfields II under the purchase agreement. The representations and warranties contained in the purchase agreement, other than those relating to tax and environmental issues, survived until June 19, 2002. The tax and environmental representations and warranties were to survive until June 19, 2005.

Under the Distribution Agreement, Harbor Global had agreed to reimburse Pioneer for any liability it incurs in connection with any claim brought by Ashanti for indemnification under the purchase agreement. In addition, under the Distribution Agreement with Pioneer, Harbor Global had agreed that, promptly after the fifth anniversary of the closing of the purchase agreement, it would pay to Pioneer the lesser of $5 million or the actual proceeds received by Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement.

Effective March 19, 2003, Goldfields II and Ashanti executed an amendment to the purchase agreement, pursuant to which Ashanti agreed to release Goldfields II from its obligation to indemnify Ashanti for breach of representations and warranties relating to tax and environmental matters contained in the purchase agreement in exchange for a $1.1 million reduction in the amount remaining due from Ashanti to Goldfields II under the purchase agreement and related promissory note. Accordingly, under the amended purchase agreement and related promissory note, Ashanti is obligated to make a final payment to Goldfields II in the amount of $4.7 million on March 31, 2004. The Company adjusted the carrying value of the note receivable during the first quarter of 2003 by approximately $191,000 as a result of the amendment. The Company recorded the adjustment in other income (expense) in the Consolidated Statement of Earnings.

In connection with the release of Goldfields II from its indemnification obligations to Ashanti, Pioneer and the Company entered into an amendment to the Distribution Agreement. Pursuant to the amendment, Pioneer agreed to accept $3.75 million in satisfaction of the Company’s obligation to pay Pioneer the lesser of $5.0 million or the actual proceeds received by Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement if the $3.75 million was paid on or before March 31, 2003. The Company paid $3.75 million to Pioneer on March 20, 2003. As a result of the foregoing reduction in, and satisfaction of, the note payable to Pioneer, the Company recorded a gain of $1.25 million during the first quarter of 2003, which is reflected in the Consolidated Statement of Earnings as a component of other income (expense).

In addition to the $18.8 million base purchase price, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006, contingent on the market price of gold and productivity of the Ghanaian gold mine. The Company earned its first supplemental payment of $250,000 for the quarter ending March 31, 2003. On April 25, 2003, Goldfields II agreed to sell its right to receive the remaining twelve (12) additional supplemental payments from Ashanti to HSBC Bank USA (“HSBC Bank”) in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company recorded a gain of $875,000 in the second quarter of 2003, which is reflected in the Consolidated Statement of Earnings as a component of other income (expense). In connection with the sale, Goldfields II has agreed to indemnify HSBC Bank with respect to Goldfields II’s representations and warranties contained in the purchase agreement with HSBC Bank for a period of one year up to the amount of the purchase price, reduced by supplemental payments collected by HSBC Bank from Ashanti.

Polish Venture Capital Investment.    Harbor Global holds minority interests in two venture capital partnerships, Prospect Poland U.S., L.P. (formerly “Pioneer Poland U.S., L.P.”) and Prospect Poland UK, L.P. (formerly “Pioneer Poland UK, L.P.”) Together, the venture capital partnerships constitute the Prospect Poland Fund (formerly the “Pioneer Poland Fund”). Until November 1, 2001, Pioglobal Poland U.S. (Jersey) Ltd., previously a wholly owned subsidiary of Harbor Global, held a 7.2% interest in Prospect Poland U.S., L.P., an approximately 9.2% interest in Prospect Poland UK, L.P. and a 59.5% interest in the general partner of the Prospect Poland Fund. In addition, until that time, Pioglobal Management (Jersey) Limited, formerly a wholly owned subsidiary of the Company, managed the Prospect Poland Fund together with European Convergence Partners, Sp. z o.o., another formerly wholly owned subsidiary of the Company and subadvisor of the Prospect Poland Fund. On November 1, 2001, Harbor Global sold the manager and subadvisor of the Prospect Poland Fund and its general partner interest in the Prospect Poland Fund to AIB WBK Fund Management, Sp. z o.o. for nominal consideration through the sale of Pioglobal Poland U.S. (Jersey) Ltd., Pioneer Management (Jersey) Limited and European Convergence Partners Sp. z o.o. Harbor Global retained its 7.2% and 9.2% interests in Prospect Poland U.S., L.P. and Prospect Poland UK L.P., respectively.

At December 31, 2003, the Prospect Poland Fund had received approximately $60.6 million in committed capital of which approximately $51.9 million had been invested in 10 privately held Polish companies. In recent years, the Prospect Poland Fund’s management has significantly written-down the carrying values of the underlying portfolio investments, including the complete write-off of six investments. Accordingly, the fair value of the portfolio at December 31, 2003 was approximately $8.7 million, and Harbor Global’s minority interest in the portfolio was approximately $0.7 million. Prospect Poland Fund’s management has been seeking to maximize the salvage value for some of the portfolio investments previously written-off. The four portfolio companies that have not been written-off are engaged primarily in computer, stainless steel, and food distribution.

Gold Exploration.    On June 8, 2001, Harbor Global sold its Russian gold exploration operations through the sale of its gold exploration subsidiary Closed Joint-Stock Company “Tas-Yurjah” Mining Company (“Tas-Yurjah”), located in the Khabarovsk Territory of the Russian Far East, to a Russian gold mining and exploration company for an aggregate purchase price of approximately $8.5 million.

DISCONTINUED OPERATIONS

Russian Timber Operations.    On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operation. Accordingly, the Russian timber operation was separated from the results of continuing operations and was reported as a discontinued operation commencing in 2001. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), the Company recorded the disposal effective December 31, 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), effective January 1, 2002, which supersedes APB No. 30. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements. Prior to 2001, the Company reported its Russian timber operations as a separate segment.

On May 28, 2002, Harbor Global’s wholly owned subsidiary, Pioneer Forest, Inc. (“Pioneer Forest”), sold its Russian timber business conducted through Closed Joint-Stock Company “Forest-Starma” (“Forest-Starma”) by the sale of Pioneer Forest’s entire interest in Pioglobal Forest L.L.C. (“Pioglobal Forest”), the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.55 million was paid in cash at the closing and $2.0 million was paid in the form of a one-year promissory note. The remaining $2.0 million was received, and the promissory note paid in full, on June 3, 2003.

A three-year financial summary for the timber business is shown below:

	2003	2002	2001
	(In Millions)
Revenues	$—	$—	$16.3
Net Income (Loss)	$—	$0.4	$(11.3)

EMPLOYEES

At December 31, 2003, Harbor Global and its subsidiaries employed a total of 98 employees worldwide. None of the employees of Harbor Global or its subsidiaries are unionized or parties to any collective bargaining agreement.

ITEM 2.    PROPERTIES.

Harbor Global’s principal properties consist of its leased principal executive offices in Boston, Massachusetts, and its leased offices in Moscow, Russia.

The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced on November 15, 2000 at a rate of $160,862 per year and will expire on October 24, 2005. The Company has the right to renew its lease for three one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises. Calypso Management pays the rent for this location on behalf of the Company and is reimbursed by the Company pursuant to the administration and liquidation agreement.

PIOGLOBAL Asset Management and PIOGLOBAL Services lease, in the aggregate, approximately 9,495 square feet of office space in Moscow, Russia. The aggregate annual rent and related fees for these premises is approximately $624,583. A lease for approximately 456 square feet expires on November 30, 2004, a lease for approximately 1,260 square feet expires on August 31, 2004, a lease for approximately 743 square feet expires on December 1, 2004, and leases totaling approximately 7,036 square feet expire on February 28, 2007.

ITEM 3.    LEGAL PROCEEDINGS.

The Company and its subsidiaries are not currently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2003 annual general meeting of the Company’s shareholders (the “Annual Meeting”) was held on October 20, 2003. At the Annual Meeting, proxies representing 5,196,625 shares, or 91.88% of the Company’s outstanding shares, were voted as follows:

To ratify and confirm the Board of Directors’ appointment of PricewaterhouseCoopers LLP (“PwC”) as the independent auditor of the Company until the close of the Company’s 2003 Annual General Meeting at a fee to be agreed by the Company’s Board of Directors acting through the Company’s Audit Committee.

For	Against	Abstain
5,149,969	41,734	4,922

To appoint PwC as independent auditor for the Company until the close of the Company’s 2004 Annual General Meeting at a fee to be agreed by the Company’s Board of Directors acting through the Company’s Audit Committee.

For	Against	Abstain
5,149,612	41,925	5,088

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Low	High
2002
First Quarter	$6.600	$7.460
Second Quarter	6.500	7.390
Third Quarter	6.790	7.470
Fourth Quarter	6.250	7.350

2003
First Quarter	$6.700	$7.650
Second Quarter	7.000	8.100
Third Quarter	7.300	9.000
Fourth Quarter	7.500	10.850

On December 31, 2003, the Company had approximately 2,100 holders of record of its common stock.

On November 22, 2002, the Company made a distribution of $0.90 per share to shareholders of record as of November 8, 2002. On June 27, 2003, the Company made a distribution of $1.40 per share to shareholders of record as of June 17, 2003. In the course of liquidating its assets, the Company anticipates paying additional cash dividends to its shareholders.

Recent Sales of Unregistered Securities.    In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in accordance with the Company’s shareholder approved Non-Employee Director Share Plan, the Company issued 1,500 shares of its common stock to each of its four directors on October 24, 2003, October 24, 2002 and October 24, 2001. According to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of his or her future services as a director.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table presents summary consolidated historical financial data for Harbor Global for the five fiscal years ended December 31, which has been derived from the audited Consolidated Financial Statements of Harbor Global for these periods. The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of Harbor Global, including the notes thereto, referred to in Item 8. For the fiscal years 1999 and 2000, the consolidated financials included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders’ equity and cash flows of Harbor Global if it had been a separate stand-alone entity during those years.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	Amounts In Thousands Except Per Share Amounts
Income Statement Data
Revenue	$10,602	$9,713	$8,609	$9,874	$12,643
Operating Expenses	(16,027)	(15,930)	(17,789)	(21,161)	(19,542)
Other Income (Expense)	29,272	15,095	12,237	4,903	3,169
Income (Loss) from Continuing Operations	7,837	659	2,377	(3,889)	(6,605)
Earnings (Loss) Per Share from Continuing Operations	$1.39	$0.12	$0.42	$(0.69)	$(1.17)
Balance Sheet Data
Total Assets	$100,561	$98,665	$101,572	$143,509	$99,751
Total Amounts Due to Former Affiliates	—	—	—	—	41,977
Total Long-term Obligations	1,613	7,263	7,086	6,800	—
Total Equity (Deficit)	54,724	55,159	56,663	75,256	(58,190)
Cash Distributions Per Share	$1.40	$0.90	$2.31	$—	$—

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

The preparation of the Consolidated Financial Statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, income and expenses. The Company evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s assets, liabilities, income and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers its critical accounting policies to include those related to (i) marketable securities, (ii) long-term marketable securities, (iii) the valuation of its Polish venture capital investment, (iv) accrued management fees and (v) deferred taxes.

Marketable securities consist primarily of United States Treasury securities and Russian Government and Municipal securities. United States Treasury securities are classified as held-to-maturity and recorded at cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in other income (expense) in the Consolidated Statement of Earnings pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used.

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in the unit funds managed by PIOGLOBAL Asset Management. Russian corporate bonds and unit fund investments are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other than temporary declines in value are reported in other income (expense) in the Consolidated Statement of Earnings.

The Company reports it’s approximately 8% aggregate limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the Polish venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. Unrealized and realized gains or losses are recorded in the Consolidated Statement of Earnings. The Company analyzes the assumptions supporting changes in the fair value of these investments for appropriateness on a quarterly basis.

On July 10, 2003, Harbor Global entered into an amended and restated administration and liquidation agreement with Calypso Management pursuant to which Calypso Management manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation. As compensation for its provision of services to the Company, Calypso Management receives a portion of the net proceeds distributed to shareholders in connection with the liquidation of the Company’s assets. In addition, in the event 80% of the Company’s common shares are sold or if the Company’s shareholders immediately prior to a business combination or transaction cease to own at least 50% of the outstanding common shares and voting power entitled to vote generally in the election of directors following such combination or transaction (referred to as a “deemed sale”), Calypso Management is entitled to receive a portion of the consideration as would be received by all shareholders if all of the outstanding common shares were sold at the valuation of Harbor Global based on the per share consideration received by each shareholder who sold, exchanged or otherwise disposed of shares in the transaction. Also, in the event of a change in control (as defined in the amended and restated administration and liquidation agreement) coupled with a material change in the engagement status of Calypso Management or the employment status of its principal officers, Calypso Management will be paid a cash amount equal to a portion of the value of the underlying assets with such value determined pursuant to a predetermined valuation schedule. Compensation to Calypso Management represents a percentage of such distributions, deemed distributions or distributions related to a change in control, which varies depending upon the source of the distribution and the cumulative amount of distributions since the Spin-off.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the years ended December 31, 2003, 2002 and 2001, Liquidity and Capital Resources, and Future Operating Results.

The Company previously reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment, the results from the Russian timber operations have been segregated from continuing operations. The segment disclosures previously reported have been reformatted to reflect the Company’s continuing segments.

Results of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Operations.    For fiscal year 2003, Harbor Global reported net income of $7.8 million as compared to net income of $1.1 million in 2002 and a net loss of $8.9 million for fiscal year 2001.

Net income from continuing operations was $7.8 million in 2003 compared to $0.7 million in 2002. The $7.1 million increase in net income from continuing operations was attributable principally to higher realized portfolio gains of $5.8 million from the Russian real estate management and investment management operations, a $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, gains aggregating $1.2 million associated with the receipt of a supplemental payment from Ashanti followed by the sale to HSBC Bank of the Company’s right to receive further supplemental payments and a $0.6 million increase in foreign exchange gains. These increases were offset by lower interest income of $0.6 million due to the restructuring of the note receivable from Ashanti, management fees paid to Calypso Management of $0.6 million associated with the second quarter 2003 distribution to shareholders and a $0.5 million restricted stock award to two officers of PIOGLOBAL Asset Management.

Net income from continuing operations was $0.7 million in 2002 compared to $2.4 million in 2001. The $1.7 million decrease in net income from continuing operations was attributable principally to:

—	Nonrecurring transactions from 2001, including a $7.3 million gain recorded on the sale of the Tas-Yurjah; offset partially by, $2.4 million of expenses associated with the liquidation of the Company’s real estate management operations in Poland, $1.1 million of operating costs and accrued management fees related to the sale of Tas-Yurjah and a loss of $0.7 million from the sale of the Company’s general partnership interest in the Prospect Poland Fund;

—	Higher realized gains from portfolio sales and higher income from Meridian Commercial Tower during 2002 from the Company’s Russian real estate management and investment management operations of $1.5 million and $0.7 million, respectively; offset partially by, increases in marketing and sales expenses, aggregating $1.2 million associated with a strategic initiative to increase assets under management in Russia;

—	Liquidating distributions received in 2002 aggregating approximately $0.3 million in connection with the liquidation of its Polish real estate operations.

Income of $0.4 million from discontinued operations in 2002 represents an increase in the final selling price of the Russian timber operations over the 2001 estimate. Losses from discontinued Russian timber operations totaled $11.3 million in 2001, which reflects an $8.2 million estimated loss on the disposition of the Russian timber segment and a $3.1 million loss from operations.

Revenues and net income by on-going business segment for 2003, 2002 and 2001 are set forth on the following table:

	Revenues			Net (Loss) Income
	12 Months Ended December 31,			12 Months Ended December 31,
	2003	2002	2001	2003	2002	2001
	(In Millions)			(In Millions)
Russian Real Estate Management & Investment Management	$9.0	$8.5	$7.4	$5.9	$(0.1)	$0.9
Real Estate Management Operations	1.3	1.2	1.2	(0.5)	(0.7)	(4.0)
Other	0.3	—	—	2.4	1.5	5.5

Total From Continuing Operations	10.6	9.7	8.6	7.8	0.7	2.4
Discontinued Operations	—	—	—	—	0.4	(11.3)

Totals	$10.6	$9.7	$8.6	$7.8	$1.1	$(8.9)

Russian Real Estate Management and Investment Management Operations.    For the year ended December 31, 2003, Harbor Global’s Russian real estate management and investment management operations reported net income of $5.9 million compared to a net loss of $0.1 million for the year ended December 31, 2002. The $6.0 million increase in income was primarily attributable to a $5.8 million increase in realized portfolio gains, a $0.6 million increase in foreign exchange gains, a $0.4 million increase in management fee income and a $0.2 million increase in interest income. These increases were offset partially by higher salary and employee related expenses of $1.0 million, which includes a $0.5 million restricted stock award to two officers of PIOGLOBAL Asset Management.

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

Real Estate Management Operations.    The real estate management operations reported a net loss of $0.5 million in 2003 compared to a net loss of $0.7 million in 2002. The decrease in net losses was attributable principally to a reduction in corporate overhead expenses. For the year ended December 31, 2002, Harbor Global’s real estate management operations reported losses of $0.7 million, a decrease of $3.3 million compared to losses of $4.0 million in 2001. During 2001, the Company wrote off its $1.9 million investment in the Polish Real Estate Fund and closed its operations in Poland after incurring operating losses of $0.2 million. Legal expenses associated with the closure were $0.3 million. During 2002, corporate overhead expenses allocated to the real estate management operations decreased by $0.5 million and the Company reported income of approximately $0.3 million for a liquidating distribution from Poland. In addition, property management and technical service income in Moscow, Russia increased by $0.1 million in 2002 due to increased occupancy at Meridian Commercial Tower.

Other.    For the year ended December 31, 2003, Harbor Global’s other segment reported net income of $2.4 million compared to net income of $1.5 million in 2002. The $0.9 million increase in income reflects the $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, the $0.9 million gain recorded on the sale to HSBC Bank of Goldfield’s II right to receive supplemental payments from Ashanti, a supplemental payment from Ashanti of approximately $0.3 million earned by Goldfield’s II during the first quarter of 2003 and a $0.3 million lower write down of the venture capital investment. These increases were offset partially by lower interest income of $1.2 million due in part to the restructuring of the note receivable from Ashanti, management fees of $0.5 million associated with the second quarter 2003 distribution to shareholders, and a $0.2 million charge to operations reflecting the $1.1 million reduction in the deferred purchase price due from Ashanti to Goldfields II in connection with the sale of Goldfield II’s gold mining operations in Ghana.

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

Discontinued Operations.    On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations. Accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation commencing in 2001. Pursuant to APB No. 30, the Company recorded the disposal effective December 31, 2001. During the fourth quarter of 2001, management made its best estimate of the loss on disposal based on an estimated selling price and a projection of costs and expenses to be incurred up to the anticipated date of disposal and recorded an estimated loss of $8.3 million. On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.55 million was paid in cash at the closing and $2.0 million was paid in the form of a one-year promissory note. The remaining $2.0 million was received and the promissory note paid in full, on June 3, 2003. Income from discontinued Russian timber operations of $0.4 million in 2002 represents an increase in the selling price of the operations over the amount anticipated at year end 2001. Losses from discontinued Russian timber operations during 2001 were $11.3 million, comprised of $3.1 million from operations and $8.2 million from the estimated loss on the disposition of the Russian timber operations segment.

The following table summarizes income (loss) from discontinued operations for the three years ended December 31:

	2003	2002	2001
	(In Millions)
Discontinued Russian Timber Operations	$—	$0.4	$(11.3)

Total	$—	$0.4	$(11.3)

Liquidity and Capital Resources

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $7.6 million as of December 31, 2003. This represents an $8.6 million decrease from the 2002 fiscal year-end and is attributable principally to the $7.9 million distribution to shareholders (net of an approximately $0.6 million management fee paid to Calypso Management pursuant to the amended and restated administration and liquidation agreement), the $3.8 million payment to Pioneer in early settlement of the $5 million note payable pursuant to the Distribution Agreement, and the funding of operations and settlement of year-end accruals. These disbursements were offset partially by cash inflows of $3.0 million from Ashanti pursuant to the promissory note payable to Goldfields II, $2.0 million paid to Pioneer Forest in satisfaction of the promissory note due to Pioneer Forest in connection with the sale of the Russian timber operations, a $1.9 million dividend received from PIOGLOBAL Real Estate Investment Fund and $0.9 million received from HSBC Bank for the sale to HSBC Bank of Goldfields II’s right to receive supplemental payments from Ashanti. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

Off Balance Sheet Arrangements.    The Company does not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations.    The following table sets forth information as of December 31, 2003 with respect to certain known contractual obligations of Harbor Global.

	Payments Due by Period
	(Dollars in Thousands)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years*
Operating Lease Obligations	$743	$1,018	$163	$99

Total	$743	$1,018	$163	$99

*	The Company has the right to renew its lease for its principal executive offices located at One Faneuil Hall Marketplace, Boston, Massachusetts for three one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises. In addition, the Company has the right to renew certain of its leases for office space in Moscow, Russia for varying periods of time at varying rental rates. Accordingly, the obligations reported in this column are subject to increase in the amount of such annual rent in the event the Company exercises its right to renew this lease.

Future Operating Results

From time to time, management may make forward-looking statements in this Annual Report on Form 10-K, in other documents that the Company files with the Securities and Exchange Commission (including exhibits and those documents incorporated by reference into this Annual Report on Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include, but are not limited to, those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Forward-looking statements are based on currently available information and management’s expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Management assumes no obligation to update any such forward-looking statements. Described below are some of the important factors that could affect revenues or results of operations.

HARBOR GLOBAL HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT COMPANY.

Harbor Global has operated as an independent public company since October 24, 2000 and therefore has a limited operating history as an independent company. The financial statements included in this Annual Report on Form 10-K may not necessarily reflect the results of operations, financial condition and cash flows that would have been achieved had Harbor Global and its subsidiaries operated as an independent company prior to the Spin-off, particularly in light of Harbor Global’s intent to liquidate its assets within a limited period of time.

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

AN INCREASE IN COMPETITION IN THE RUSSIAN COMMERCIAL REAL ESTATE MARKET MAY ADVERSELY AFFECT THE COMPANY’S REVENUES AND THE VALUE OF THE COMPANY’S PRINCIPAL ASSET, THE MERIDIAN COMMERCIAL TOWER.

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. In 2003, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 77% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 91% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 82% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

There is currently a shortage of Class A commercial real estate in Moscow, Russia, which has brought about a significant increase in planned commercial real estate construction. If and when such new buildings are commissioned, competition for tenants may increase and adversely affect the Company’s ability to attract new, and retain existing, tenants. The loss of more than a few tenants could materially adversely affect the Company’s revenues. In addition, an increase in supply of commercial real estate in Russia may adversely affect the value of the Meridian Commercial Tower, the Company’s principal asset.

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

Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer and Chief Financial Officer of Harbor Global. Mr. Kasnet previously served as the President, and Mr. Hunter previously served as the Chief Operating Officer and Senior Vice President of Pioneer Global Investments, a division of Pioneer. As executive officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all the businesses that Harbor Global now owns. In addition Calypso Management, an entity owned and operated by Mr. Kasnet and Mr. Hunter, manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation pursuant to the terms of an amended and restated administration and liquidation agreement.

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

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. On July 10, 2003 Mr. Kasnet’s employment agreement was extended by the mutual agreement of Mr. Kasnet and the Company’s Board of Directors until October 24, 2005. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, the individual whose agreement is terminated will cease to be an officer of Harbor Global. Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Additionally, under a tax separation agreement between Harbor Global and Pioneer, generally, Harbor Global agreed to indemnify Pioneer for tax liabilities relating to the Harbor Global businesses. Currently, there are no suits pending that would require payment by Harbor Global to Pioneer under the indemnification provisions of the Distribution Agreement or tax separation agreement. However, Harbor Global cannot provide assurances that no legal proceeding or other claim will occur that would require Harbor Global to indemnify Pioneer. Furthermore, Harbor Global and its subsidiaries may be subject to legal proceedings or other claims arising in the ordinary course of business, including employment related claims, environmental claims and regulatory fees or fines associated with its international operations.

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

Harbor Global believes that one or more of its foreign subsidiaries may be classified as a foreign personal holding company or passive foreign investment company for United States federal income tax purposes. If any such subsidiary is classified as a foreign personal holding company or passive foreign investment company, Harbor Global’s shareholders may be required to recognize taxable income and pay tax with respect to a portion of the subsidiary’s income, even in the absence of the receipt of any payment of cash or other property from the subsidiary. The tax rules regarding foreign partnerships, foreign personal holding companies and passive foreign investment companies are complicated. Harbor Global’s shareholders should consult their tax advisors to determine the tax consequences to them of holding Harbor Global common shares.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at December 31, 2003 and December 31, 2002 was approximately $1.1 million and $4.6 million, respectively, of cash and cash equivalents and $6.1 million and $10.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.2 million for the year ended December 31, 2003. Based on excess cash invested at December 31, 2003, a one percent increase in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit to the Consolidated Statement of Earnings.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Earnings. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. During 2003, the Company reported exchange gains of $0.6 million and, during 2002 and 2001, exchange losses of $0.4 million and $0.5 million, respectively.

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

The table below sets forth in United States dollars, the Company’s reporting currency, a summary of the monetary assets and liabilities held in rubles at December 31, 2003 and 2002.

	(In Thousands)
	2003	2002
Monetary Assets
Cash and Cash Equivalents	$19,166	$3,581
Restricted Cash	6,291	3,859
Marketable Securities Held for Sale	28,770	32,485
Other	1,765	1,490

	$55,992	$41,415

Monetary Liabilities
Dividend Payable	$6,291	$3,859
Taxes Payable	1,390	475
Deferred Taxes	1,798	2,587
Other	599	291

	$10,078	$7,212

Net Position	$45,914	$34,203

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund and it’s approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $154,000 during 2003, and included the Company’s proportional share of: an investment write-down of approximately $173,000, operating expenses of approximately $50,000 and a gain on the sale of investments of approximately $69,000. For the twelve months ended 2002, the Company wrote down its investment by approximately $415,000, reflecting the Company’s proportional share of an investment write-down of approximately $324,000 and approximately $91,000 of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2003 and December 31, 2002, the fair value of equity investments contained in long-term marketable securities aggregated $10.2 million and $17.9 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $2.2 million and $3.7 million at December 31, 2003 and December 31, 2002, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

Mr. Cogan was elected for a four-year term commencing in October 2001 and expiring at the Company’s annual general meeting immediately following the fifth anniversary of the Spin-off. All other directors were elected for a five year term commencing in June 2000 and expiring at the annual general meeting immediately following the fifth anniversary of the Spin-off.

Name	Age
John F. Cogan, Jr	77
John D. Curtin, Jr	71
W. Reid Sanders	54
John H. Valentine	79

JOHN F. COGAN, JR. has been a Director of Harbor Global since October 2001. Mr. Cogan is Deputy Chairman and Director of Pioneer Global Asset Management S.p.A. He is also Non Executive Chairman of the Board and Director of Pioneer and a Director of Pioneer Investment Management, Inc., President and a Director of Pioneer Funds Distributor, Chairman and President of the Pioneer Group of Mutual Funds, a Director of Pioneer Alternative Investments Management Limited (Ireland), President and Director of Pioneer Alternative Investments Management Ltd. (Bermuda) (formerly Momentum Asset Management Limited). Mr. Cogan has been a Director of PIOGLOBAL Real Estate Investment Fund since 1995. From 1963 to October 24, 2000, he was President, Chief Executive Officer and a Director of Pioneer. From 1978 to 1980, he was Chairman of the Investment Company Institute (“ICI”) and is currently a member of the Board of Governors of the ICI. From 1983 to 1986, Mr. Cogan was a member of the Board of Governors of the National Association of Securities Dealers, Inc. and was a member of its Legal Advisory board from 1988 through 1994. From 1987 to 1994, he was Chairman of ICI Mutual Insurance Company and currently is a Director. Since 2000, Mr. Cogan is Of Counsel at Hale and Dorr LLP. Prior to 2000, he was a partner at Hale and Dorr LLP.

JOHN D. CURTIN, JR. has been a Director of Harbor Global since June 2000. Mr. Curtin served as a Director of Pioneer from February 2000 to October 2000. From 1995 to 1998, Mr. Curtin was the Chairman, President and Chief Executive Officer of Aearo Corporation, a provider of personal safety equipment. Prior to 1995, Mr. Curtin was the Executive Vice President and Chief Financial Officer of Cabot Corporation, a global specialty chemicals and materials company. Mr. Curtin currently serves as a Director of Aearo Corporation, Hamilton Thorne Bio Sciences Inc. and Nano-C, Inc.

W. REID SANDERS has been a Director of Harbor Global since June 2000. Mr. Sanders served as a Director of Pioneer from February 2000 to October 2000. Prior to retiring in 1999, Mr. Sanders was a Director and Executive Vice President of Southeastern Asset Management, Inc., an investment management firm that he co-founded in 1975. He also served as President of the Longleaf Partners Mutual Funds. In addition, Mr. Sanders serves as a Trustee of The Hugo Dixon Foundation and Rhodes College, Trustee and member of the Executive Committee of the Dixon Gallery and Gardens, Trustee of the Campbell Foundation, Trustee of Jefferson Scholars at the University of Virginia and Chairman of the Board of Trustees of the Hutchinson School. Mr. Sanders currently serves as a Director of TBA Entertainment Corporation.

JOHN H. VALENTINE has been Chairman of the Board of Directors of Harbor Global since June 2000. Mr. Valentine served as a Director of Pioneer from 1985 to October 2000. Mr. Valentine is a Trustee of Boston Medical Center and formerly served as Vice Chairman of the Board of Directors and Treasurer of that institution. He is also Director of Entrepreneurial Management at Boston University Health Policy Institute. From 1975 to 1980, Mr. Valentine was a consultant to T.A. Associates, a manager of venture capital. From 1972 to 1975, Mr. Valentine was a partner of Tucker Anthony & R.L. Day, a member of the New York Stock Exchange. Mr. Valentine is a member of the Advisory Committees of the Thompson Island Outward Bound Education Center

and was a Trustee of that institution. In addition, Mr. Valentine is a member of the Advisory Committee of Phontonics Laboratory at Boston University. He is also on the Advisory Committee of the Goldman School of Dentistry at Boston University.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a Compensation Committee or other board committee performing similar functions. All decisions regarding compensation were made by the Company’s Board of Directors. None of the members of the Board of Directors is currently or has been, at any time since the Company’s formation, one of its officers or employees. None of the Company’s executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth information concerning the individuals who are executive officers of Harbor Global. Each individual has been elected to the office indicated and serves at the discretion of the Harbor Global Board of Directors.

Name	Age	Position
Stephen G. Kasnet	58	President and Chief Executive Officer
Donald H. Hunter	47	Chief Operating Officer and Chief Financial Officer

STEPHEN G. KASNET has been the President and Chief Executive Officer of Harbor Global since June 2000 and has been President of PREA since 1996. From 1998 to 2000, Mr. Kasnet was Executive Vice President of Pioneer and the President of Pioneer Global Investments, a division of Pioneer. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer. Mr. Kasnet served as a Managing Director of First Winthrop Corporation and Winthrop Financial Associates. Mr. Kasnet currently serves as a Director of PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund. He is also President of Pioglobal Omega, PIOGlobal Corporation and Pioglobal First Russia. In addition, Mr. Kasnet serves as a Director of Rubicon Limited and FTD, Inc. Mr. Kasnet served as Chairman of the Board of Directors of Warren Bancorp and Warren Five Cents Savings Bank from 1986 to 2002. Mr. Kasnet has served as President and Chief Executive Officer for Calypso Management since June 2000.

DONALD H. HUNTER has been Chief Operating Officer and Chief Financial Officer of Harbor Global since June 2000. From 1998 to 2000, Mr. Hunter was the Senior Vice President and Chief Operating Officer of Pioneer Global Investments, a division of Pioneer. From 1992 to 1998, Mr. Hunter was the Manager of International Finance at Pioneer. Prior to 1992, Mr. Hunter served in various finance roles at Pioneer and General Electric Company. Mr. Hunter serves as a Director of PIOGLOBAL Real Estate Investment Fund. He is Vice President and Treasurer of Pioglobal Omega, PIOGlobal Corporation, Pioglobal First Russia. and PREA L.L.C. Mr. Hunter has served as Chief Operating Officer, Chief Financial Officer and Treasurer for Calypso Management since June 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and shareholders who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended December 31, 2003, the Company is not aware of any director or officer who has not timely filed reports require by Section 16(a) of the Exchange Act in respect of fiscal year 2003.

CODE OF ETHICS AND FINANCIAL EXPERT

Code of Ethics.    The Board of Directors of Harbor Global has adopted the Harbor Global Code of Ethics. This Code of Ethics applies to Harbor Global’s officers and employees. If the Company makes any substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this code with respect to its executive officers, the nature of the amendment or waiver will be promptly disclosed to the Company’s shareholders.

A copy of the Harbor Global Code of Ethics will be provided to any person without charge upon written request by any shareholder to Harbor Global, One Faneuil Hall Marketplace, Boston, MA 02109, Attention: Donald H. Hunter.

Audit Committee Financial Expert.    The Board of Directors has determined that John D. Curtin, Jr. is the Company’s Audit Committee financial expert. The Company believes Mr. Curtin is independent under the applicable rules of the National Association of Securities Dealers, Inc.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Directors

Each Harbor Global director is entitled to receive $5,000 per meeting of the Board of Directors attended. In addition, directors of Harbor Global are entitled to be reimbursed for out of pocket expenses incurred in connection with attendance to any meeting of the Board of Directors or any committee meeting of the Board of Directors. Each director was paid $35,000 in director’s fees in 2003.

On November 2, 2000, the Board of Directors of Harbor Global approved the adoption of the Harbor Global Company Ltd. Non-Employee Director Share Plan in accordance with the approval obtained from Pioneer, the Company’s sole shareholder, on October 23, 2000. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director’s future services as a director. The plan became effective upon adoption by the Board of Directors and will terminate upon the earlier of (i) October 24, 2005, (ii) the grant of all of the common shares reserved for issuance under the plan or (iii) the termination of the plan by the Board of Directors in accordance with the terms of the plan. During fiscal year 2003, each director received 1,500 common shares pursuant to the plan.

Compensation of Executive Officers

Although Mr. Kasnet and Mr. Hunter are executive officers of Harbor Global, Harbor Global does not directly pay compensation to these individuals. Instead, the amended and restated administration and liquidation agreement between Harbor Global and Calypso Management provides that Harbor Global will pay the operating expenses of Calypso Management, including compensation of Mr. Kasnet and Mr. Hunter.

The following table sets forth information regarding compensation earned by the Chief Executive Officer and Chief Operating Officer of the Company during fiscal years 2003, 2002 and 2001.

Name and Principal Position	Fiscal Year	Annual Compensation		Long Term Compensation		All Other Compensation(2)
		Salary ($)	Bonus ($)(1)	Restricted Stock Awards($)	Securities Underlying Options(#)
Stephen G. Kasnet President, Chief Executive Officer	2003 2002 2001	325,000 325,000 325,000	325,000 325,000 325,000	— — —	— — —	374,352 2,888,927 76,978
Donald H. Hunter Chief Operating Officer, Chief Financial Officer	2003 2002 2001	250,000 250,000 250,000	250,000 250,000 250,000	— — —	— — —	213,125 637,453 26,290

(1)	Bonuses are paid by Harbor Global through Calypso Management under a bonus plan for the Company’s officers enabling Mr. Kasnet and Mr. Hunter to receive annual bonus payments up to 100% of their respective salaries based upon the achievement of performance goals that are established by the Harbor Global Board of Directors. The bonuses were reviewed and approved by the Board of Directors.
(2)	Fiscal year 2003 includes contributions of $20,742 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(K) plan. Payments of $62,360 and $17,633 were paid to Mr. Kasnet and Mr. Hunter in 2003 as supplemental pension payments by Calypso Management. Additionally, payments of $291,250 and $174,750 were paid in 2003 to Mr. Kasnet and Mr. Hunter representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution made to Harbor Global shareholders in 2003. Fiscal year 2002 includes contributions of $15,161 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(K) plan. Payments of $62,360 and $17,633 were paid in 2002 to Mr. Kasnet and Mr. Hunter as supplemental pension payments by Calypso Management. Additionally, payments of $1,007,766 and $604,659 were paid in 2002 to Mr. Kasnet and Mr. Hunter representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution made to Harbor Global shareholders prior to and in October 2002. Mr. Kasnet’s 2002 compensation also includes a $1,800,000 signing and retention bonus and $3,640 for life insurance coverage. Fiscal year 2001 includes contributions made by Calypso Management under its 401(K) plan for the benefit of Mr. Kasnet and Mr. Hunter in the amounts of $9,251 and $8,657, respectively. Additionally, payments of $62,360 and $17,633 were paid in 2001 to Mr. Kasnet, and Mr. Hunter, respectively as supplemental pension payments by Calypso Management and $5,367 was paid to Mr. Kasnet for life insurance coverage.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents the number of Harbor Global common shares beneficially owned as of March 1, 2004, unless otherwise indicated, by:

—	each person or entity known by Harbor Global to own more than five percent of its issued and outstanding common shares;

—	each director of Harbor Global;

—	each of the executive officers of Harbor Global; and

—	all directors and officers of Harbor Global as a group.

Unless otherwise indicated, each person or entity has sole voting and investment power with respect to the shares listed opposite such person’s or entity’s name. Unless otherwise indicated, the percentages set forth below are based upon a total of 5,661,311 common shares outstanding as of March 1, 2004.

Beneficial Owner	Number Of Shares		Percent Of Outstanding Shares
John F. Cogan, Jr+ Pioneer Investment Management USA Inc 60 State Street Boston, MA 02109	800,999	(1)	14.15%
Gabelli Funds, LLC One Corporate Center Rye, NY 10580	751,640	(2)	13.28%
S. Muoio & Co. LLC 509 Madison Avenue, Suite 406 New York, NY 10022	739,565	(3)	13.06%
Perry Corp 599 Lexington Avenue New York, NY 10022	689,140	(4)	12.17%
Duetsche Bank AG Taunusanlage 12, D-60325 Frankfurt on Main, Germany	522,453	(5)	9.23%
Citigroup Inc 425 Park Avenue New York, NY 10043	371,098	(6)	6.55%
Tudor Proprietary Trading, L.L.C 1275 King Street Greenwich, CT 06831	320,540	(7)	5.66%
W. Reid Sanders+	34,500		*

John H. Valentine+	15,100		*

John D. Curtin Jr.+	14,500		*

Stephen G. Kasnet+	33,333		*

Donald H. Hunter+	1,051		*

All directors and officers of Harbor Global as a group (6 persons)	899,483		15.89%

*	Denotes ownership of less than 1% of outstanding shares of Harbor Global common shares.
+	Denotes a director or executive officer of Harbor Global.
(1)	Consists of 702,131 common shares with respect to which Mr. Cogan exercises sole voting and investment power and 98,868 common shares with respect to which Mr. Cogan exercises shared voting and investment power. This information is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13D, dated December 8, 2000 and filed with the Securities and Exchange Commission on December 8, 2000 as well as Form 4, dated October 24, 2003 and filed with the Securities and Exchange Commission on October 24, 2003.
(2)

Consists of common shares held by a variety of investment advisory and investment company clients, over which shares GAMCO Investors, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc. or one of their affiliates exercises sole voting and investment power except that GAMCO Investors, Inc. does not have the power to vote 11,200 shares reported as beneficially owned by it and subject to certain exceptions reported in Amendment No. 1 to Schedule 13D/A, dated March 14, 2003, and filed with the Securities and Exchange Commission on March 14, 2003. This information is based solely on information provided by Gabelli Asset Management Inc. in such Amendment No. 1 to Schedule 13D/A.

(3)	S. Muoio & Co. LLC exercises shared voting and investment power over these shares. The foregoing is based solely on information provided by the shareholder in Amendment No.5 to Schedule 13G/A, dated February 12, 2004, and filed with the Securities and Exchange Commission on February 13, 2004.
(4)	The reported number of shares is based solely on information provided by the shareholder in Amendment No. 5 to Schedule 13G/A, dated February 10, 2004, and filed with the Securities and Exchange Commission on February 10, 2004.
(5)	Consists of common shares over which Deutsche Bank AG exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Schedule 13, dated February 7, 2002, and filed with the Securities and Exchange Commission on February 7, 2002.
(6)	Consists of common shares which Citigroup Inc. (“Citigroup”) indirectly beneficially owns, through its holding company structure representing: (i) 350,098 common shares beneficially owned by Salomon Brothers Holding Company Inc (“Salomon”) over which Salomon, Salomon Smith Barney Holdings Inc. (“SSB Holdings”) and Citigroup exercise shared voting and investment power; (ii) 6,000 common shares beneficially owned by a subsidiary of SSB Holdings over which SSB Holdings and Citigroup exercise shared voting and investment power; and (iii) 15,000 common shares beneficially owned by another subsidiary of Citigroup over which Citigroup exercises shared voting and investment power. The foregoing is based solely on information provided by Citigroup, Salomon and SSB Holdings in Schedule 13D, dated April 24, 2002, and filed with the Securities and Exchange Commission on May 6, 2002.
(7)	Consists of common shares over which Tudor Proprietary Trading, L.L.C. exercises shared voting and investment power with Paul Tudor Jones, III. Because Mr. Jones is the indirect controlling equity holder of Tudor Proprietary Trading, L.L.C., Mr. Jones may be deemed to beneficially own the shares. Mr. Jones disclaims such beneficial ownership. The foregoing is based solely on information provided by the shareholder in Amendment No.1 to Schedule 13G/A, dated February 1, 2002, and filed with the Securities and Exchange Commission on February 5, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information as of December 31, 2003 with respect to the Non-Employee Director Share Plan, the only compensation plan under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	N/A	7,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	7,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 10, 2003, the Company entered into an amended and restated administration and liquidation agreement with Calypso Management, pursuant to which Calypso Management manages the liquidation of the Company and operates the Company’s assets pending their liquidation. Calypso Management is owned and operated by Stephen G. Kasnet, the Company’s Chief Executive Officer and Donald H. Hunter, the Company’s Chief Financial Officer. Mr. Kasnet is Calypso Management’s President and Chief Executive Officer and Mr. Hunter is Calypso Management’s Chief Operating Officer and Chief Financial Officer. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global Board of Directors in accordance with the amended and restated administration and liquidation agreement.

The amended and restated administration and liquidation agreement provides that Harbor Global pays the operating expenses of Calypso Management incurred in connection with the provision of services to Harbor Global. These operating expenses include annual salaries for Mr. Kasnet and Mr. Hunter of $325,000 and $250,000, respectively, plus annual bonuses of up to 100% of such base salary, depending upon the achievement of performance goals established by the Harbor Global Board of Directors. In addition, the operating expenses of Calypso Management include the salaries of other employees of Calypso Management. Calypso Management provides the services of Mr. Kasnet and Mr. Hunter and other employees to act as officers and employees of Harbor Global. The provision of services to Harbor Global by Calypso Management, Mr. Kasnet and Mr. Hunter is exclusive, and Calypso Management, Mr. Kasnet and Mr. Hunter may not render services to other persons or entities without the prior written consent of the Harbor Global Board of Directors.

As compensation for its provision of services to Harbor Global, Calypso Management receives a portion of the net proceeds distributed to shareholders from the liquidation of Harbor Global’s assets, generally according to the following schedule:

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

Net proceeds do not include any unexpended portion of the approximate $19,100,000 contributed by Pioneer to Harbor Global at the time of the Spin-off. However, because Harbor Global entered into a transaction in which it was released from its indirect obligation to fulfill its existing capital commitment of approximately $5.4 million to the Polish Real Estate Fund, $5.4 million of the amount contributed by Pioneer is included in the calculation of net proceeds. In addition, the proceeds received by Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed to shareholders.

In addition, if an individual, entity or group acquires at least 80% of the Company’s outstanding common shares or the Company is a party to a merger, reorganization or similar business combination and the shareholders immediately prior to such transaction cease to own 50% of the outstanding common shares and voting power entitled to vote generally in the election of directors of the resulting entity (referred to as a deemed sale), Calypso Management is entitled to receive a portion of the consideration, in accordance with the compensation schedule described above, as would be received by all shareholders if all of the outstanding common shares were sold at the valuation of Harbor Global based on the per share consideration received by each shareholder who sold, exchanged or otherwise disposed of shares in the transaction. Also, in the event of a change in control (as defined in the agreement) coupled with a material change in the engagement status of

Calypso Management or the employment status of its principal officers, Calypso Management will be paid a cash amount equal to a portion of the value of the underlying assets, in accordance with the compensation schedule described above, with such value determined pursuant to a predetermined valuation schedule.

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

The amended and restated administration and liquidation agreement has a term ending on October 24, 2005, but may be extended upon the mutual agreement of the parties for additional one-year periods until Harbor Global is liquidated. In addition, Harbor Global may terminate the agreement in the event of:

—	Mr. Kasnet’s death or disability or other termination of his employment with Calypso Management;

—	an uncured failure by Calypso Management to follow a reasonable direction of the Harbor Global Board of Directors;

—	a material breach by Mr. Kasnet of his employment agreement with Calypso Management; or

—	an act by Calypso Management in connection with its services to Harbor Global constituting bad faith, fraud or willful misconduct.

Calypso Management is not entitled to the payments described above following a termination of the agreement. In addition, the agreement will be automatically terminated in the event of a change in control (as defined in the agreement) of Harbor Global occurs coupled with a material change in the engagement status of Calypso Management or the employment status of its principal officers. In such event, Harbor Global’s obligation to pay Calypso Management a cash amount equal to a portion of the value of the underlying assets will survive the termination of the agreement pursuant to a predetermined schedule.

As part of the amended and restated administration and liquidation agreement, Calypso Management has agreed to customary confidentiality and non-competition covenants with respect to Harbor Global.

Mr. Kasnet and Mr. Hunter each entered into employment agreements with Calypso Management as of August 8, 2000. The employment agreements provide for salaries and bonuses as described above in connection with the amended and restated administration and liquidation agreement. Mr. Kasnet’s employment may be terminated by Mr. Kasnet upon 120 days prior written notice to Calypso Management and Harbor Global. The term of Mr. Kasnet’s employment agreement expires with the term of the amended and restated administration and liquidation agreement. The employment agreement provides that Mr. Kasnet will be entitled to receive at least 50% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global’s assets. However, Mr. Kasnet’s allocation percentage is reduced to a minimum of 33 1/3% of amounts paid by Harbor Global to Calypso Management with respect to distributions to the Company’s shareholders of more than $36 million in the aggregate and up to $108 million in the aggregate. Calypso Management, at the direction of the Harbor Global Board of Directors, may terminate Mr. Kasnet in the event he:

—	materially breaches the employment agreement or the administration and liquidation agreement;

—	is convicted of a felony;

—	fails to follow a reasonable direction of the Harbor Global Board of Directors; or

—	becomes disabled.

Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. The employment agreement provides that generally, Mr. Hunter is entitled to receive at least 30% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global’s assets. However, Mr. Hunter is entitled to receive at least 40% of the amounts paid by Harbor Global to Calypso Management from the liquidation of Harbor Global’s assets with respect to distributions to the Company’s shareholders of more than $36 million in the aggregate and up to $108 million in the aggregate.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) and PwC for each of the last two fiscal years ending December 31, 2003 and December 31, 2002, respectively, are set forth in the table below:

	Deloitte		PwC
	2003	2002	2003
	(In Thousands)
Audit Fees	$43	$258	$229

Total Accountant Fees	$43	$258	$229

Neither Deloitte nor PwC billed, and the Company did not pay, any fees for audit related services, tax fees or any other fees for non-audit services during fiscal years 2003 and 2002.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the Company’s independent auditor. The Audit Committee reviews all requests for services by the independent auditor to determine whether such services are compatible with maintaining the independence of the independent auditor. Each request must be specific as to the particular services provided. Before the independent auditor is engaged by the Company or its subsidiaries to render audit or non-audit services, the engagement and services must be approved by the Company’s Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	FINANCIAL STATEMENTS:

Reference is made to the Report of Independent Auditors, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K at pages F-1 through F-24.

2.	FINANCIAL STATEMENT SCHEDULES:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements thereto.

3.	EXHIBITS:

The exhibits filed with or incorporated into this Annual Report on Form 10-K are listed on the “Index to Exhibits” below.

(b) Reports on Form 8-K.

On November 5, 2003, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended September 30, 2003.

On March 2, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the year ended December 31, 2003.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1[b]	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
2.2[f]	Purchase Agreement dated April 22, 2002 between Successful Union Limited and Pioneer Forest, Inc.
3.1[a]	Memorandum of Association of Harbor Global Company Ltd.
3.2[a]	Bye-Laws of Harbor Global Company Ltd.
4.1[c]	Specimen Common Share Certificate
10.1[a]	Form of Tax Separation Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
10.2[b]	Form of Administration and Liquidation Agreement by and between Calypso Management LLC and Harbor Global Company Ltd.
10.3[a]	Purchase Agreement dated as of May 11, 2000 by and among Ashanti Goldfields Company Limited, The Pioneer Group, Inc., Pioneer Goldfields II Limited and Ashanti Goldfields (Teberebie) Limited
10.4[a]	Form of Promissory Note from Ashanti Goldfields Teberebie Limited to Pioneer Goldfields II Limited
10.5[a]	Amended and Restated Limited Partnership Agreement of Pioneer Poland U.S., L.P. dated as of January 20, 1995 by and between Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and Pioneer Poland U.K. (Jersey) Limited, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.6[a]	Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of January 20, 1995 by and among Pioneer Poland UK Limited, Pioneer Poland U.K. (Jersey) Limited and the Limited Partners, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.7[a]	Limited Partnership Agreement of Pioneer Poland GP Limited Partnership dated as of August 3, 1999 by and among Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and the Limited Partners
10.8[a]	Joint Management Agreement dated as of January 20, 1995 by and among Pioneer Poland U.S., L.P., Pioneer Poland UK Limited and Pioglobal Management (Jersey) Limited (formerly Pioneering Management (Jersey) Limited, as amended September 15, 1995 and August 3, 1999
10.9[a]	Advisory Agreement dated as of January 20, 1995 by and between Pioglobal Management (Jersey) Limited (formerly Pioneering Management (Jersey) Limited and European Convergence Partners Sp. z o.o (formerly Pioneer Investment Poland Sp. z o.o), as amended September 15, 1995
10.10c*	Harbor Global Company Ltd. Non-Employee Director Share Plan
10.11[e]	Massachusetts Full-Service Office Lease Faneuil Hall Marketplace, dated as of October 26, 2000, between Faneuil Hall Marketplace, Inc. and Harbor Global Company Ltd., as amended by First Amendment to Lease dated as of December 13, 2000
10.12[e]	Amendment No. 1 to Administration and Liquidation Agreement dated as of October 30, 2000 by and between Harbor Global Company Ltd. and Calypso Management LLC
10.13[e]	Amendment No. 2 to Administration and Liquidation Agreement dated as of February 1, 2001 by and between Harbor Global Company Ltd. and Calypso Management LLC
10.14[e]	Amendment dated as of September 21, 1998 to the Master Lease Agreement dated as of July 1, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)
10.15[a]	Master Transaction Agreement dated as of May 15, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)
10.16[a]	Property Management Agreement dated as of May 15, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

Exhibit Number	Description
10.17[a]	Master Lease Agreement dated as of July 1, 1996 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)
10.18[a]	Management Agreement dated as of November 24, 1998 by and between Closed Joint-Stock Company “Pioneer First” and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended December 13, 1998
10.19[a]	Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended February 14, 2000 by Supplemental Agreement No. 7
10.20[a]	Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)
10.21[b]*	Form of Employment Agreement by and between Calypso Management LLC and Stephen G. Kasnet
10.22b*	Form of Employment Agreement by and between Calypso Management LLC and Donald H. Hunter
10.23[d]	Termination Agreement dated as of April 06, 2001 by and between European Bank for Reconstruction and Development, Cadim Servotech B.V., Vienna Leas International S. A., Towarzystwo Obrotu Nieruchomosciami Agro S. A., Fundacja Na Rzecz Nauki Polskiej, Pioneer Real Estate Advisors Poland Spolka z o.o. i Spolka Spolka Komandytowa, PREA, L.L.C. and Pioneer Polski Fundusz Nieruchomosci S. A.
10.24[e]	Amendment to Limited Partnership Agreement dated October 18, 2001 by and Pioneer Poland GP Limited Partnership, Pioglobal Poland U.S. (Jersey) Limited and Harbor Global II Ltd.
10.25[e]	Amendment to Amended and Restated Limited Partnership Agreement dated October 18, 2001 by and among Pioneer Poland GP Limited Partnership, Pioglobal Poland U.S. (Jersey) Limited and Harbor Global II Ltd.
10.26[g]	Letter dated October 22, 2002 from the Board of Directors of Harbor Global Company Ltd. To Calypso Management LLC.
10.27[h]	Agreement dated March 19, 2003 between Pioneer Goldfields II Limited, Pioneer Investment Management USA Inc. and Ashanti Goldfields Company Limited.
10.28[h]	Amendment No. 1 to the Distribution Agreement between Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd dated March 19, 2003
10.29[i]	Purchase Agreement dated April 25, 2003 between Harbor Global Company Ltd., PIOGLOBAL Goldfields II Limited and HSBC Bank USA.
10.30[i]	Assignment Agreement dated April 30, 2003 by PIOGLOBAL Goldfields II Limited in favor of HSBC Bank USA.
10.31[i]	Collateral Agreement dated April 30, 2003 between PIOGLOBAL Goldfields II Limited and HSBC Bank USA.
10.32[i]	Consent given as of April 24, 2003 by Ashanti Goldfields Company Limited and Ashanti Goldfields Teberebie Limited.
10.33[i]	Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated July 10, 2003.
10.34[j]	Stockholders Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega, LLC, Maria Churaeva and Andrei Uspensky.
10.35[j]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.
10.36[j]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspenski.
10.37k*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.
10.38k*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Donald H. Hunter.
21.1[k]	List of Subsidiaries of Harbor Global Company Ltd.

Exhibit Number	Description
31.1[k]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2[k]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1[k]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2[k]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[k]	Filed herewith.
[j]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 6, 2003.
[i]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on August 6, 2003.
[h]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on May 6, 2003.
[g]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 12, 2002.
[f]	Incorporated by reference to Harbor Global’s Report on Form 8-K (file number 000-30889) filed on April 30, 2002.
[e]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K (file number 0-30889) filed on March 26, 2002.
[d]	Incorporated by reference to Harbor Global’s Report on Form 8-K (file number 000-30889) filed on April 11, 2001.
[c]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
[b]	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
[a]	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR GLOBAL COMPANY LTD.

Dated: March 26, 2004	By: /s/ DONALD H. HUNTER
Donald H. Hunter,
Chief Operating Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEPHEN G. KASNET Stephen G. Kasnet	Principal Executive Officer

/s/ DONALD H. HUNTER Donald H. Hunter	Principal Operating Officer, Principal Financial Officer and Principal Accounting Officer

/s/ JOHN F. COGAN JR. John F. Cogan Jr.	Director

/s/ JOHN D. CURTIN JR. John D. Curtin Jr.	Director

/s/ W. REID SANDERS W. Reid Sanders	Director

/s/ JOHN H. VALENTINE John H. Valentine	Director

HARBOR GLOBAL COMPANY LTD.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Harbor Global Company Limited:

We have audited the accompanying consolidated balance sheet of Harbor Global Company Limited and its subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2002 and December 31, 2001 and for the years then ended were audited by other auditors whose report dated January 24, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Global Company Limited and its subsidiaries at December 31, 2003, and the results of their earnings and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 20, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Harbor Global Company Limited

Boston, MA

We have audited the accompanying consolidated balance sheet of Harbor Global Company Limited (a Bermuda limited duration company) (the “Company”) and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the two years ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, in 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

January 24, 2003

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF EARNINGS

For The Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in Thousands Except Per Share Amounts)
Revenues:
Real Estate Rental Revenue	$7,451	$7,714	$6,630
Other Income	3,151	1,999	1,979

Total Revenues	10,602	9,713	8,609
Operating Expenses:
Salary and Benefit Expenses	(4,082)	(2,932)	(3,161)
Facility Expenses	(1,525)	(1,299)	(1,294)
Building and Property Management Expenses	(2,456)	(2,375)	(2,628)
Management Fee Expense	(3,131)	(2,836)	(4,116)
Other Expenses	(4,833)	(6,488)	(6,590)

Total Operating Expenses	(16,027)	(15,930)	(17,789)

Loss from Operations	(5,425)	(6,217)	(9,180)
Other Income (Expense):
Net Unrealized and Realized Gains on Equity and Fixed Income Securities	24,813	12,002	9,084
Write-down of Venture Capital Investments	—	—	(5,283)
Gain on Sale of Tas-Yurjah	—	—	7,303
Write-Off of Investment in Polish Real Estate Fund	—	—	(1,875)
Loss on Sale of Venture Capital General Partnership	—	—	(680)
Extinguishment of Note Payable	1,250	—	—
Early Settlement of Note Receivable	(191)	—	—
Gain on Sale of Gold Option	875	—	—
Interest Income, net	2,525	3,093	3,688

Total Other Income	29,272	15,095	12,237
Income from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	23,847	8,878	3,057
Provision for Income Taxes	(6,470)	(3,866)	(3,414)

Income (Loss) from Continuing Operations before Minority Interest and Equity Loss on Investment.	17,377	5,012	(357)
Minority Interest (Expense) Income	(9,386)	(3,938)	3,491
Equity Loss on Venture Capital Investments	(154)	(415)	(757)

Net Income from Continuing Operations Before Discontinued Operations	7,837	659	2,377
Discontinued Operations:
Net Loss from Operations	—	—	(3,056)
Gain (Loss) on Disposal	—	424	(8,253)

Net Income (Loss)	$7,837	$1,083	$(8,932)

Earnings (Loss) Per Share:
Continuing Operations:
Basic and Diluted Earnings Per Share	$1.39	$0.12	$0.42
Discontinued Operations:
Basic and Diluted Earnings (Loss) Per Share	—	0.08	(2.00)

Basic and Diluted Net Earnings (Loss) Per Share	1.39	0.20	(1.58)

Weighted Average Basic and Diluted Shares Outstanding	5,656	5,650	5,644

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(in Thousands Except Per Share Amounts)
ASSETS
Cash and Cash Equivalents	$23,957	$12,381
Restricted Cash	6,291	3,859
Marketable Securities	16,217	14,124
Accounts Receivable	1,233	1,005
Notes Receivable	4,700	4,911
Prepaid Expenses	1,569	1,371
Other Current Assets	8	12

Total Current Assets	53,975	37,663
Long-term Restricted Cash and Investments	—	5,000
Polish Venture Capital Investment	666	820
Marketable Securities	19,197	19,702
Long-term Investments	2,375	5,866
Building	22,035	22,702
Other Long-term Assets	1,060	883
Note Receivable	—	4,776
Goodwill	1,253	1,253

Total Assets	$100,561	$98,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,262	$1,824
Dividends Payable	6,291	3,859
Accrued Expenses	1,727	2,346
Accrued Fees Payable to Calypso Management	708	795
Foreign Taxes Payable	1,407	548
Deferred Taxes	376	411

Total Current Liabilities	11,771	9,783
Deferred Taxes	1,613	2,263
Note Payable	—	5,000

Total Liabilities	13,384	17,046
Minority Interest	32,453	26,460
Commitments/Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,661,311 and 5,655,311 shares issued and outstanding as of December 31, 2003 and 2002, respectively	14	14
Preferred shares par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	52,282	59,582
Accumulated Deficit	(533)	(8,370)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	2,961	3,933

Total Stockholders’ Equity	54,724	55,159

Total Liabilities and Stockholders’ Equity	$100,561	$98,665

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2003, 2002 and 2001

	Common Shares			Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares Issued	Par	Paid-in Capital
	(Dollars in Thousands Except Per Share Amounts)
Balance, January 1, 2001	5,643,311	14	75,763	(521)			75,256
Shares Issued	6,000	—	55				55
Net Loss				(8,932)		(8,932)	(8,932)
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $2,086 and minority interest of $2,953)					$3,304	3,304	3,304

Comprehensive Loss						$(5,628)

Distribution			(13,050)				(13,050)

Balance, December 31, 2001	5,649,311	14	62,768	(9,453)	3,304		56,633
Shares Issued	6,000	—	44				44
Net Income				1,083		1,083	1,083
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $264 and minority interest of $558)					629	629	629

Comprehensive Income						$1,712

Acquisition of IFC Interest (See Note 10)			1,860				1,860
Distribution			(5,090)				(5,090)

Balance, December 31, 2002	5,655,311	$14	$59,582	$(8,370)	$3,933		$55,159
Shares Issued	6,000	—	59				59
Net Income				7,837		7,837	7,837
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred tax credit of $738 and minority interest income of $1,366)					(972)	(972)	(972)

Comprehensive Income						$6,865

Restricted Stock Award (See Note 13)			541				541
Distribution			(7,900)				(7,900)

Balance, December 31, 2003	5,661,311	$14	$52,282	$(533)	$2,961		$54,724

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$7,837	$1,803	$(8,932)
Net Income (Loss) from Discontinued Operations	—	424	(11,309)

Net Income from Continuing Operations	7,837	659	2,377
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash Interest Income on Note Receivable	(203)	(958)	(1,136)
Interest Earned on Restricted Cash	—	—	(59)
Restricted Stock Awards	541	—	—
Depreciation and Amortization	948	994	1,126
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net.	(24,813)	(12,002)	(3,801)
Gain on Sale of Tas-Yurjah	—	—	(7,303)
Write-Off of Investment in Polish Real Estate Fund	—	—	1,875
Cash Costs of Polish Real Estate Fund Liquidation	—	—	(1,590)
Loss on Sale of Venture Capital General Partnership	—	—	680
Gain on Extinguishment of Note Payable	(1,250)	—	—
Early Settlement of Note Receivable	191	—	—
Gain on Sale of Gold Option	(875)	—	—
Non-Cash Compensation to Directors from Common Shares	59	44	55
Minority Interest Expense (Income)	9,386	3,938	(3,491)
Equity Loss on Venture Capital Investments	154	415	757
Changes in Operating Assets and Liabilities— Other Current Assets	(2,924)	4,951	(15,733)
Accrued Expenses and Accounts Payable	97	(2,188)	(1,636)

Total Adjustments and Changes in Operating Assets and Liabilities	(18,689)	(4,806)	(30,256)

Net Cash Used in Continuing Operating Activities	(10,852)	(4,147)	(27,879)

Net Cash Used in Discontinued Operations	—	(100)	(745)

Cash Flows from Investing Activities:
Purchase of Investments	(32,519)	(19,458)	(13,993)
Additions to Building	—	—	(81)
Other Long-term Assets	(394)	(172)	6,051
Purchase of IFC’s shares in Pioglobal First Russia	—	(450)	—
Proceeds from Sale of Investments	58,596	31,050	20,788
Net Proceeds from Polish Venture Capital Investing Activities	—	—	1,845
Net Proceeds from Sale of Tas-Yurjah	—	—	8,255
Net Proceeds from Sale of Russian Timber Operations	2,000	5,003	—
Net Out Flow from Sale of Venture Capital General Partnership	—	—	(459)
Proceeds from Payment on Note Receivable	3,000	2,500	2,500
Proceeds from Sale of Gold Option	875	—	—

Net Cash Provided by Investing Activities	31,558	18,473	24,906

Cash Flows from Financing Activities:
Distributions Paid	(7,900)	(5,090)	(13,050)
Dividends Paid to Minority Interest	(48)	(196)	(168)
Reclassification of Restricted Cash	2,568	(1,219)	(2,190)
Payment on Note Payable	(3,750)	—	—

Net Cash Used In Financing Activities	(9,130)	(6,505)	(15,408)

Net Increase (Decrease) in Cash and Cash Equivalents	11,576	7,721	(19,126)

Cash and Cash Equivalents, Beginning of Period	12,381	4,660	23,786

Cash and Cash Equivalents, End of Period	$23,957	$12,381	$4,660

Income Taxes Paid	$5,559	$5,156	$5,490

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services including property management and advisory services

•	Other: administration and liquidation of operations including

—	approximately $7.6 million in cash, cash equivalents and marketable securities held directly by Harbor Global

—	a non-interest-bearing promissory note with a face value of $12.7 million, of which $4.7 million remained outstanding at December 31, 2003, payable to Pioglobal Goldfields II Limited (“Goldfields II”), an indirect wholly owned subsidiary of the Company

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments necessary to present fairly the results of operations for the years ended December 31, 2003, 2002 and 2001, the financial position of the Company as of December 31, 2003 and 2002 and cash flows of the Company for the years ended December 31, 2003, 2002 and 2001.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

Principal of Consolidation

The Consolidated Financial Statements include the accounts of Harbor Global and its majority-owned subsidiaries. The Company maintains an approximate 8% interest in a limited partnership. Because it is a limited partner investor, the Company accounts for this investment using the equity method of accounting. Equity losses from this investment are included in equity loss on venture capital investments on the accompanying Consolidated Statement of Earnings. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

Use of Estimates

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

Revenue Recognition

Real estate rental revenue is recorded monthly over the terms of the leases on a straight line basis. Other income is recorded when earned except for dividend income, which is recorded when received. Other income includes investment management, shareholder services, trust management and other fees, dividend income, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the Company’s price is fixed or determinable and collectibility is reasonably assured.

Management Fee

The Company entered into an administration and liquidation agreement with Calypso Management LLC (“Calypso Management” or “the Manager”), under which the Manager manages the liquidation of the Company and operates the Company’s assets as going concern businesses until they are liquidated. The Company pays the expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company’s shareholders. The Company incurs management fees on a monthly basis related to the reimbursement of expenses and accrues management fees related to the distribution of proceeds at the earlier of (1) the formal declaration by the Board of Directors of a distribution or (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control as defined in the amended and restated administration and liquidation agreement (See note 12).

Cash And Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. All highly liquid investments purchased with a maturity of greater than three months are classified as marketable securities.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Prepaid Expenses

Advertising expenses are expensed as incurred.

Polish Venture Capital Investment

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the years ended December 31, 2003, and 2002, the Company wrote-down its investment by approximately $102,000 and $325,000, respectively and incurred approximately $52,000 and $90,000, respectively of operating expenses, representing its approximately 8% share. For the year ended December 31, 2001, the carrying value of investments in the venture capital portfolio was written down by approximately $6,040,000, of which approximately $5,283,000 was recorded through October 31, 2001. Through this date the Company fully consolidated the Prospect Poland Fund. Approximately 92% of the write-downs through October 31, 2001 were attributable to minority shareholders. Between October 31, 2001 and December 31, 2001, the Company wrote-down its investment by approximately $757,000, comprising its approximately 8% equity share of write-downs occurring during that period.

Summarized financial information for the Prospect Poland Fund is as follows:

	2003	2002
	(in thousands)
Balance Sheet Data, at December 31,
Current Assets	$893	$760
Non-Current Assets	7,447	10,048
Current Liabilities	(62)	(119)

Partners’ Capital, at December 31	$8,278	$10,689

	2003	2002	2001
	(in thousands)
Operating Data, for the year ended December 31
Net Operating Loss	$(664)	$(1,118)	$(1,285)
Net Realized and Unrealized Loss from Investments	(1,747)	(3,518)	(15,658)

Net Decrease in Partner’s Capital from Operations	$(2,411)	$(4,636)	$(16,943)

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statement of Earnings pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Russian federal and municipal government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on settlement date. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at December 31, 2003 and December 31, 2002. Unrealized gains and losses recorded on Russian government securities are presented for the years ended December 31, 2003, 2002, and 2001.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Balances of Current Marketable Securities

	December 31, 2003	December 31, 2002
	(in thousands)
Russia (trading)	$10,160	$8,996
United States (held to maturity)	6,057	5,128

Total Marketable Securities	$16,217	$14,124

Unrealized Gains (Losses) on Russian Federal and Municipal Government Securities

Twelve months ended December 31,

	2003	2002	2001
	(in thousands)
Gross Unrealized Gains	$1,109	$548	$189
Gross Unrealized Losses	(31)	(154)	(10)

Net Unrealized Gains	$1,078	$394	$179

Net realized gains on investments for the twelve months ended December 31, 2003, 2002, and 2001 were approximately $606,000, $390,000 and $573,000, respectively.

The amortized cost and estimated fair value of held to maturity investments by contractual maturities for the years ended December 31, 2003 and 2002 are as follows:

	December 31, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Maturing in Less than 1 Year	$4,553	$4,821	$4,594	$4,630
Maturing between 1-5 Years	1,504	1,232	534	536

Total	$6,057	$6,053	$5,128	$5,166

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

Equity securities, corporate bonds and investments in unit funds and trust management are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are recorded in long-term marketable securities based on quoted prices on the Russian Trading System. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses for equity securities, corporate bonds and the unit fund investments are recorded net of deferred taxes and minority interest in other comprehensive income.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Set forth in the following tables are the balances of long-term marketable securities at December 31, 2003 and December 31, 2002 as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at December 31, 2003 and December 31, 2002:

Balance of Long-term Marketable Securities Classified as Available for Sale

	December 31, 2003	December 31, 2002
	(in thousands)
Equity Securities	$10,206	$17,925
Corporate Bonds	7,599	1,122
Unit Funds	1,392	655

Total Marketable Securities	$19,197	$19,702

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	December 31, 2003	December 31, 2002
	(in thousands)
Equity Securities
Gross Unrealized Gain	$5,543	$9,430
Gross Unrealized Loss	(9)	—

Net Unrealized Gain	$5,534	$9,430
Corporate Bonds
Gross Unrealized Gain	$394	$3
Gross Unrealized Loss	—	(4)

Net Unrealized Gain (Loss)	$394	$(1)
Unit Funds
Gross Unrealized Gain	$789	$365
Gross Unrealized Loss	—	—

Net Unrealized Gain	$789	$365

The amortized cost and estimated fair value of available for sale Russian corporate bonds by contractual maturities for the years ended December 31, 2003 and 2002 are as follows:

	December 31, 2003		December 31, 2002
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Maturing in Less than 1 Year	$4	$43	$—	$—
Maturing between 1-5 Years	7,200	7,557	1,123	1,122

Total	$7,204	$7,599	$1,123	$1,122

Long Term Investments

Long term investments consist of Russian equity securities that do not have readily determinable fair values. These investments are stated at cost with adjustments for other than temporary impairment in the accompanying Consolidated Balance Sheets.

Building

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Goodwill

As a result of Pioglobal Omega, L.L.C.’s (“Pioglobal Omega”) acquisition of the International Finance Corporation’s (“IFC”) 18.35% minority interest in Pioglobal First Russia, Inc. (“Pioglobal First Russia”) in 2002, the Company recorded goodwill of approximately $300,000. The Company acquired its Russian real estate management and investment management operations in 1995 for approximately $20,000,000. At inception, the excess of the purchase price over the estimated fair value of the assets approximated $2,858,000. The Company recorded goodwill amortization expense of approximately $1,905,000 through December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and no longer amortizes goodwill, but rather tests for impairment annually at the reporting unit level.

Valuation of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, the note receivable, marketable securities, and accounts payable. The Company considers available market quotations when estimating fair value of financial instruments. Except for investments and notes receivable, the carrying values of the Company’s financial instruments approximate fair value.

Marketable securities, which are recorded pursuant to SFAS No. 115, primarily consist of Russian equity securities and Russian corporate bonds characterized as available-for-sale and recorded at fair value, foreign government bonds characterized as held-for-trade and recorded at fair value, and United States treasury bills characterized as held-to-maturity and recorded at cost.

At December 31, 2003, the carrying value of the United States treasury bills, which are recorded in cash and cash equivalents and short-term marketable securities was approximately $7,161,000. Based on available market quotations, the fair value of the United States treasury bills at December 31, 2003, exceeded their carrying value by approximately $23,000, which is comprised of gross unrealized holding gains of approximately $30,000 and gross unrecognized holding losses of approximately $7,000. At December 31, 2002, the carrying value of the United States treasury bills, which are recorded in cash and cash equivalents, short-term marketable securities and long-term restricted cash and investments, was approximately $14,659,000. Based on available market quotations, the fair value of the United States treasury bills at December 31, 2002 exceeded their carrying value by approximately $57,000, which is comprised of gross unrecognized holding gains of approximately $77,000 and gross unrecognized holding losses of approximately $20,000.

The Company’s short-term note receivable is carried at cost, which approximates fair value at December 31, 2003. At December 31, 2002, the Company’s short-term notes receivable were carried at cost, which approximated fair value. The long-term note receivable was carried at cost. At December 31, 2002, the fair value of the Company’s note receivable was approximately $5,285,000, which exceeded the carrying value by approximately $509,000 based on management’s best estimate using discounted projected cash flows.

Foreign Currency Translation

Although the Company’s operations are conducted in Russia, the Company transacts the majority of its business in Russia in United States dollars, and as a result, the functional currency used for the Company’s Russian subsidiaries is currently the United States dollar. For those entities, the translation gains and losses that result from remeasuring into the United States dollar for reporting purposes are included in the accompanying Consolidated Statements of Earnings. Net foreign currency gains in the Consolidated Statement of Earnings were approximately $639,000. Net foreign currency losses in the Statement of Earnings were approximately $371,000 in 2002 and $489,000 in 2001.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In accordance with the Company’s adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company uses an estimate of the future undiscounted cash flows using a probability-weighted cash flow estimated approach of the primary-related asset or asset grouping in measuring whether the assets are impaired. If any impairment is identified, an impairment charge is recorded to write down the assets by the excess of the carrying value over fair value. The Company periodically reviews its long-lived assets and assesses the future useful life of these assets whenever events or changes in circumstances indicate that the current useful life has diminished.

Concentration of Risk

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

Reclassifications

Certain reclassifications have been made to the 2001 and 2002 amounts to conform to the 2003 presentation.

(3)    CONCENTRATION OF REVENUES

A significant portion of the Company’s revenues are concentrated in the PIOGLOBAL Real Estate Investment Fund and consist of rental revenues earned from its principal asset, Meridian Commercial Tower. Rental revenues were approximately 70%, 79% and 77% of total revenues in fiscal 2003, 2002, and 2001, respectively.

(4)    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(5)    BUILDING

The cost and the accumulated depreciation for the building are as follows:

	2003	2002
	(in thousands)
Building Cost	$26,709	$26,709
Accumulated Depreciation	(4,674)	(4,007)

	$22,035	$22,702

(6)    FIXED ASSETS

Furniture and fixtures are classified as other long term assets. The cost and accumulated depreciation for furniture and fixtures are as follows:

	2003	2002
	(in thousands)
Furniture and Fixtures	$1,358	$1,139
Accumulated Depreciation	(594)	(595)

	$764	$544

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Furniture and fixtures are depreciated on a straight-line basis over five years. Depreciation expense was approximately $168,000, $92,000, and $99,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(7)    NOTE RECEIVABLE AND NOTE PAYABLE

In May 2000, Goldfields II sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18,800,000 base purchase price plus additional payments of up to $5,000,000, contingent upon the market price of gold and productivity of the Ghanaian gold mine (the “Purchase Agreement”). On June 19, 2000, $5,000,000 of the base purchase price was paid to Goldfields II in cash and $13,800,000 of the base purchase price was paid in the form of a non-interest bearing promissory note. For the year ended December 31, 2003, the Company had received a total of $8,000,000 due from Ashanti under the promissory note.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

(8)    DIVIDEND PAYABLE

The dividend payable of approximately $6,291,000 and approximately $3,859,000 at December 31, 2003 and December 31, 2002, respectively, represents a payable to minority shareholders of PIOGLOBAL Real Estate Investment Fund. Approximately $6,291,000 and approximately $3,859,000 has been set aside by PIOGLOBAL Real Estate Investment Fund as of December 31, 2003 and December 31, 2002, respectively, to satisfy this liability and is classified as restricted cash.

(9)    OTHER EXPENSES

Other expenses consist of the following:

	December 31,
	2003	2002	2001
	(in thousands)
Insurance	$591	$517	$375
Other Taxes	1,571	1,535	1,589
Professional Services	920	1,349	1,491
Advertising Expense	965	973	194
Selling Expense	665	746	727
Realized (Gains) Losses on Foreign Currency Transactions and Translation (Gains) Losses	(639)	371	489
Telephone and Data Processing	224	182	201
Directors Fees	199	144	150
Travel, Subscriptions, and Dues	109	133	158
Amortization Expense	—	—	286
Tas-Yurjah Expenses	—	—	325
Other	228	538	605

Total Other Expenses	$4,833	$6,488	$6,590

(10)    INCOME TAXES

The results of operations of certain subsidiaries of the Company prior to the Spin-off were included in the United States federal consolidated tax returns of Pioneer. In the Company’s Consolidated Financial Statements, the provision for income taxes includes a provision for its subsidiary operations calculated on the separate-return basis in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes”. The separate return method allocates current and deferred taxes to members of a group by applying the provisions of SFAS No. 109 to each member as if it were a separate taxpayer.

The following is a summary of the components of income (loss) from continuing operations before provision for income taxes and minority interest for financial reporting purposes:

	2003	2002	2001
	(in thousands)
Domestic	$(1,602)	$(2,357)	$3,102
Foreign	25,449	11,235	(45)

	$23,847	$8,878	$3,057

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The Company is a Bermuda limited duration company and is not subject to taxation in Bermuda. The components of the provision for income taxes on continuing operations consist of:

	2003	2002	2001
	(in thousands)
Current Foreign	$6,034	$3,542	$3,414
Deferred Foreign	376	324	—
Current Domestic	60	—	—

	$6,470	$3,866	$3,414

Because of its classification as a partnership for United States federal income tax purposes, Harbor Global itself is not subject to United States federal income tax and hence the effective tax rate is zero. The Company’s venture capital investments held in Poland are primarily conducted through partnerships that are not taxable. The income tax provisions and the deferred taxes included in the accompanying Consolidated Financial Statements relate primarily to the Company’s corporate subsidiaries that are located in Russia.

The total income tax provision included in the accompanying Consolidated Statements of Earnings is as follows:

	2003	2002	2001
	(in thousands)
Continuing Operations	$6,470	$3,866	$3,414
Discontinued Operations	—	—	375

	$6,470	$3,866	$3,789

The tax effects of significant temporary differences are as follows:

	2003	2002
	(in thousands)
Non-Current Deferred Tax Asset	$337	$322
Less Valuation Allowance	(337)	(322)

Net Non-Current Deferred Tax Asset	—	—
Current Deferred Tax Liability on Net Unrealized Gains on Short Term Marketable Securities	$376	411
Non-Current Deferred Tax Liability on Net Unrealized Gains on Long term Marketable Securities	1,613	2,263

Net Deferred Tax Liability	$1,989	$2,674

The non-current deferred tax asset arises primarily from the difference between book and tax depreciation of the Meridian Commercial Tower. Inasmuch as the tax life of the building substantially exceeds the economic life of the building, there is no assurance that the value of this non-current deferred tax asset will be realized. Consequently, a valuation allowance has been established equal to the value of the non-current deferred tax asset.

(11)    MINORITY INTEREST

The Company’s minority interest liability includes the interests of the other equity holders of the Company’s consolidated subsidiaries. The liability for each entity is recorded based on the net book value at the

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

balance sheet date. On December 18, 2002, Pioglobal Omega, acquired from the IFC, the IFC’s 18.35% minority interest in Pioglobal First Russia for $450,000. Upon completion of the transaction, Pioglobal First Russia became a wholly owned subsidiary of Pioglobal Omega.

As a result of the transaction with the IFC, the Company recorded the purchase price as a step acquisition and recorded goodwill of approximately $300,000, which was net of minority interest acquired, of approximately $150,000. Approximately $1,860,000 of minority interest previously recorded and related to the original subscription by the IFC was recorded to equity as a result of the transaction.

As of December 31, 2003 and 2002, the Company’s minority interest liability consisted of the following:

	2003	2002
	(in thousands)
PIOGLOBAL Real Estate Investment Fund (an approximate 52% owned subsidiary at December 31, 2003 and 2002)	$32,453	$26,460

	$32,453	$26,460

(12)    RELATED PARTY TRANSACTIONS

On July 10, 2003, the Company entered into an amended and restated administration and liquidation agreement with Calypso Management, pursuant to which Calypso Management manages the liquidation of the Company and operates the Company’s assets pending their liquidation. Calypso Management is owned and operated by Stephen G. Kasnet, the Company’s Chief Executive Officer and Donald H. Hunter, the Company’s Chief Financial Officer. Mr. Kasnet is Calypso Management’s President and Chief Executive Officer and Mr. Hunter is Calypso Management’s Chief Operating Officer and Chief Financial Officer. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global Board of Directors in accordance with the amended and restated administration and liquidation agreement.

The amended and restated administration and liquidation agreement provides that the Company pays the operating expenses of Calypso Management incurred in connection with the provision of services to the Company.

In addition, as compensation for its provision of services to the Company, Calypso Management receives a portion of the total net proceeds distributed from the liquidation of the Company’s assets, generally according to the following schedule:

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

Net proceeds do not include any unexpended portion of the approximate $19,100,000 contributed by Pioneer to Harbor Global at the time of the Spin-off. However, because Harbor Global entered into a transaction in which it was released from its indirect obligation to fulfill its existing capital commitment of approximately $5.4 million to the Polish Real Estate Fund, $5.4 million of the amount contributed by Pioneer is included in the

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

calculation of net proceeds. In addition, the proceeds received by Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding fee schedule. Instead, Calypso Management will receive only 5% of the Ashanti proceeds that are distributed to shareholders.

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

The Company incurred management fee expenses of approximately $2,548,000, $2,796,000 and $2,666,000 during 2003, 2002 and 2001, respectively related to the reimbursement of expenses. Of this management fee, approximately $708,000 and $795,000 was outstanding at December 31, 2003 and 2002, respectively.

During 2003, the Company incurred additional management fee expense of approximately $583,000 in connection with the distribution paid to shareholders on June 27, 2003. During 2002, the Company incurred additional management fee expense of $40,000 paid to Calypso Management in connection with the distribution paid to shareholders on November 22, 2002. The remaining management fee of $525,000 paid in connection with the distribution was recorded in 2001 and included in the estimated loss on disposal of Russian timber operations.

As of December 31, 2001, the Company recorded $1,450,000 as an additional accrued expense to reflect the amount owed to Calypso Management and paid on October 24, 2002 in connection with the distribution paid to shareholders on November 15, 2001.

On October 24, 2003, 2002, and 2001, the Company issued 1,500 shares of its common stock to each of its directors pursuant to, and in accordance with, the Company’s Non-Employee Director Share Plan. As a result the Company recorded a compensation charge to the Consolidated Statement of Earnings of approximately $59,000, $44,000 and $55,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-Off date, each director of the Company who is not an employee will be granted and issued 1,500 fully vested common shares in consideration of each non-employee director’s future service as a director.

Calypso Management pays the rent on behalf of the Company for its offices at One Faneuil Hall Marketplace, Boston, Massachusetts and is reimbursed by the Company pursuant to the administration and liquidation agreement.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

PREA leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires in 2011.

Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of assets net of any value added taxes or similar taxes.

(13)    COMMITMENTS AND CONTINGENCIES

Operating lease expenses were approximately $823,000, $610,000, and $546,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The table below provides information about future operating lease commitments having initial or remaining non cancelable terms in excess of one year.

Year Ending December 31,
2004	$742,958
2005	587,854
2006	429,949
2007	113,000
2008	49,610
Beyond	99,220

$2,022,591

(14)    RESTRICTED STOCK AWARD

Effective September 24, 2003, Pioglobal First Russia granted restricted stock in Pioglobal First Russia to two officers of PIOGLOBAL Asset Management. Under the stock agreement, Pioglobal First Russia awarded, at no cost, an aggregate number of shares of its common stock equivalent to ten percent of the issued and outstanding shares of Pioglobal First Russia. At the award date, each officer was considered fully vested with respect to the award. The fair value of these shares was computed using the valuation services of an independent third party as of January 1, 2004. The shares will be revalued on January 1st of each year by the independent third party. For the year ended December 31, 2003, Pioglobal First Russia recorded compensation expense of $541,000 in connection with the restricted stock awards. This amount is included in “salary and benefit expenses” on the Consolidated Statement of Earnings.

(15)    DISCONTINUED OPERATIONS

On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operation. Accordingly, the Russian timber operation was separated from the results of continuing operations and was reported as a discontinued operation commencing in 2001. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), the Company recorded the disposal effective December 31, 2001. The Company adopted SFAS No. 144 “Accounting for the

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), effective January 1, 2002, which supersedes APB No. 30. The adoption of SFAS No. 144 did not have material impact on the Company’s financial statements. Prior to 2001, the Company reported its Russian timber operations as a separate segment.

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

The following is a summary of the results of the discontinued operations of the Russian timber segment for the years ended December 31, 2003, 2002 and 2001, respectively:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues from Timber Sales	$—	$—	$16,330

Loss before Income Taxes	—	—	(2,681)
Income Tax Expense	—	—	(375)
Gain (Loss) on Disposal of Russian Timber Operations	—	424	(8,253)

Net Income (Loss) from Discontinued Russian Timber Operations	$—	$424	$(11,309)

(16)    INDEMNIFICATION CONTRACTS

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Additionally, under a tax separation agreement between Harbor Global and Pioneer, generally, Harbor Global agreed to indemnify Pioneer for tax liabilities relating to the Harbor Global businesses. Currently, there are no suits pending that would require payment by Harbor Global to Pioneer under the indemnification provisions of the Distribution Agreement or tax separation agreement.

(17)    FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other: administration and liquidation of operations

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2003
Net Revenues and Sales	$9,052	$1,300	$250	$10,602

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	21,748	(412)	2,511	23,847
Income Taxes	(6,410)	(60)	—	(6,470)
Minority Interest Expense	(9,386)	—	—	(9,386)
Equity Loss on Investment	—	—	(154)	(154)

Net Income (Loss) from Continuing Operations.	$5,952	$(472)	$2,357	$7,837

Depreciation and Amortization	$(922)	$(26)	$—	$(948)

Total Assets	$91,188	$1,481	$7,892	$100,561

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2003
Revenues from External Customers—
Russia	$10,352
Other	250

Total	$10,602

Long-lived Assets
Russia	$23,348
Other	666

Total	$24,014

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2002
Net Revenues and Sales	$8,548	$1,165	$—	$9,713

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	7,656	(695)	1,917	8,878
Income Taxes	(3,861)	(5)	—	(3,866)
Minority Interest Expense	(3,938)	—	—	(3,938)
Equity Loss on Investment	—	—	(415)	(415)

Net (Loss) Income from Continuing Operations.	$(143)	$(700)	$1,502	$659

Depreciation and Amortization	$(959)	$(35)	$—	$(994)

Total Assets	$74,023	$649	$23,993	$98,665

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2002
Revenues from External Customers—
Russia	$9,713
Other	—

Total	$9,713

Long-lived Assets
Russia	$24,838
Other	820

Total	$25,658

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2001
Net Revenues and Sales	$7,432	$1,153	$24	$8,609

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	6,733	(3,971)	295	3,057
Income Taxes	(3,396)	—	(18)	(3,414)
Minority Interest (Expense) Income	(2,453)	—	5,944	3,491
Equity Loss on Investment	—	—	(757)	(757)

Net Income (Loss) from Continuing Operations.	$884	$(3,971)	$5,464	$2,377

Depreciation and Amortization	$(1,060)	$(55)	$(11)	$(1,126)

Write Down of Venture Capital Investment Projects	$—	$—	$(5,283)	$(5,283)

Capital Expenditures	$81	$—	$—	$81

Total Assets	$66,276	$438	$34,858	$101,572

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2001
Revenues from External Customers—
Russia	$8,289
Poland	320
Other	—

Total	$8,609

Long-lived Assets
Russia	$25,315
Other	1,387

Total	$26,702

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

(18)    SUPPLEMENTARY CASH FLOW INFORMATION

The following is a summary of the cash flow effects from the sale of formerly consolidated subsidiaries that were sold during the year ended December 31, 2001.

2001
(in thousands)
Assets and Liabilities Sold:
Cash	$325
Restricted Cash	13
Accounts Receivable	409
Long Term Assets	14
Accounts Payable	(201)
Accrued Expenses	(15)

Net Assets Sold	$545

Loss on Sale of Subsidiaries	$(680)
Cash Received Net of Cash Given Up and related Sale Costs	$(459)

(19)    SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data is presented below.

	Year Ended December 31, 2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues and Sales	$2,510	$2,391	$2,624	$3,077
Net Income (Loss)	1,795	2,727	(560)	3,875
Basic and Diluted Earnings per Share:
Earnings (Loss) per Share	$0.32	$0.48	$(0.10)	$0.69

	Year Ended December 31, 2002
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues and Sales	$2,220	$2,265	$2,578	$2,650
Net Income (Loss)	1,005	1,034	(6)	(950)
Basic and Diluted Earnings per Share:
Earnings (Loss) per Share	$0.18	$0.18	$0.00	$(0.16)