Form 10-Q
period 2004-03-31
HARBOR GLOBAL CO LTD
filed 2004-04-28
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

As of April 23, 2004, the Registrant had 5,661,311 common shares, par value $.0025 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$24,648	$23,957
Restricted Cash	6,498	6,291
Marketable Securities	18,043	16,217
Accounts Receivable	1,987	1,233
Notes Receivable	—	4,700
Prepaid Expenses	1,209	1,569
Other Current Assets	460	8

Total Current Assets	52,845	53,975

Polish Venture Capital Investment	656	666
Marketable Securities	22,892	19,197
Long-term Investments	2,946	2,375
Building	21,868	22,035
Other Long-term Assets	1,013	1,060
Goodwill	1,253	1,253

Total Assets	$103,473	$100,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$686	$1,262
Dividend Payable	6,498	6,291
Accrued Expenses	2,191	1,727
Accrued Fees Payable to Calypso Management	413	708
Foreign Taxes Payable	476	1,407
Deferred Taxes	324	376

Total Current Liabilities	10,588	11,771

Deferred Taxes	2,527	1,613

Total Liabilities	13,115	13,384

Minority Interest	34,552	32,453

STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,661,311 shares issued and outstanding as of March 31, 2004 and December 31, 2003	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	52,358	52,282
Accumulated Deficit	(1,142)	(533)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	4,576	2,961

Total Stockholders’ Equity	55,806	54,724

Total Liabilities and Stockholders’ Equity	$103,473	$100,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenues:
Real Estate Rental Revenue	$1,926	$1,878
Other Income	1,368	632

Total Revenues	3,294	2,510

Operating Expenses:
Salary and Benefit Expenses	(1,221)	(995)
Facility Expenses	(379)	(324)
Building and Property Management Expenses	(689)	(522)
Management Fee Expense	(980)	(1,097)
Other Expenses	(633)	(817)

Total Operating Expenses	(3,902)	(3,755)

Operating Loss	(608)	(1,245)

Other Income (Expense):
Net Unrealized and Realized Gains on Securities	562	4,022
Gain on Extinguishment of Note Payable	—	1,250
Early Settlement of Note Receivable	—	(191)
Interest Income	508	748

Total Other Income	1,070	5,829

Income from Continuing Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	462	4,584

Provision for Income Taxes	(249)	(1,001)

Income from Continuing Operations before Minority Interest and Equity Loss on Investment	213	3,583

Minority Interest	(812)	(1,592)
Equity Loss on Venture Capital Investments	(10)	(196)

Net (Loss) Income	$(609)	$1,795

(Loss) Earnings Per Share:
Basic and Diluted (Loss) Earnings Per Share	$(0.11)	$0.32

Weighted Average Basic and Diluted Shares Outstanding	5,661	5,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash Flows from Operating Activities:
Net (Loss) Income	$(609)	$1,795
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities —
Non-cash Interest Income on Note Receivable	—	(203)
Depreciation and Amortization	231	201
Restricted Stock Awards	76	—
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(562)	(4,022)
Extinguishment of Note Payable	—	(1,250)
Early Settlement of Note Receivable	—	191
Minority Interest	812	1,592
Equity Loss on Venture Capital Investment	10	196
Changes in Operating Assets and Liabilities —
Other Current Assets	(3,876)	(4,222)
Accrued Expenses and Accounts Payable	(1,178)	(846)

Total Adjustments and Changes in Operating Assets and Liabilities	(4,487)	(8,363)

Net Cash Used in Continuing Operating Activities	(5,096)	(6,568)

Cash Flows from Investing Activities:
Purchase of Long-term Investments and Marketable Securities	(4,745)	(9,765)
Other Long-term Assets	6	(44)
Proceeds from Sale of Long-term Investments and Marketable Securities	6,038	10,513
Proceeds from Payment on Note Receivable	4,700	3,000

Net Cash Provided by Investing Activities	5,999	3,704

Cash Flows from Financing Activities:
Dividends Paid	(5)	(4)
Reclassification of Restricted Cash	(207)	4,955
Payment on Note Payable	—	(3,750)

Net Cash (Used In) Provided by Financing Activities	(212)	1,201

Net Increase (Decrease) in Cash and Cash Equivalents	691	(1,663)

Cash and Cash Equivalents, Beginning of Period	23,957	12,381

Cash and Cash Equivalents, End of Period	$24,648	$10,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2004

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services, including property management and advisory services

•	Other: administration and liquidation of operations, including

•	approximately $10.7 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows of the Company for the three month periods ended March 31, 2004 and 2003. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim consolidated financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

PRINCIPAL OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Harbor Global and its majority-owned subsidiaries. The Company maintains an approximate 8% interest in the Prospect Poland Fund, a limited partnership. Because it is a limited partner investor, the Company accounts for this investment using the equity method of accounting. Equity losses from this investment are included in equity loss on venture capital investments on the accompanying Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

USE OF ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates.

POLISH VENTURE CAPITAL INVESTMENT

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three months ended March 31, 2004, the Company recorded an expense of approximately $10,000 related to its proportional share of the Prospect Poland Fund’s operating expenses. For the three months ended March 31, 2003, the Company wrote-down its investment by approximately $172,000, and incurred approximately $24,000 of operating expenses.

Summarized financial information for the Prospect Poland Fund is as follows:

	2004	2003
	(In Thousands)
Balance Sheet Data, at March 31,
Current Assets	$789	$438
Non-Current Assets	7,438	7,925
Current Liabilities	(81)	(97)

Partners’ Capital, at March 31	$8,146	$8,266

	2004	2003
	(In Thousands)
Operating Data, for the three months ended March 31
Net Operating Loss	$(121)	$(301)
Net Realized and Unrealized Loss from Investments	—	(2,122)

Net Decrease in Partner’s Capital from Operations	$(121)	$(2,423)

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at amortized cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian federal and municipal government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at March 31, 2004 and December 31, 2003. Unrealized gains and losses recorded on Russian government securities are presented for the three months ended March 31, 2004 and 2003.

Balances of Current Marketable Securities

	March 31, 2004	December 31, 2003
	(In Thousands)
Russia (trading)	$9,455	$10,160
United States (held to maturity)	8,588	6,057

Total Marketable Securities	$18,043	$16,217

Unrealized Gain on Russian Federal and Municipal Government Securities

	Three months ended March 31,
	2004	2003
	(In Thousands)
Gross Unrealized Gain	$294	$540
Gross Unrealized Loss	(69)	(221)

Net Unrealized (Loss) Gain	$225	$319

LONG-TERM MARKETABLE SECURITIES

Long-term Marketable Securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in unit funds and trust management accounts managed by Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”).

Equity securities, corporate bonds and investments in unit funds and trust management accounts are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are recorded in long-term marketable securities based on quoted prices on the Russian Trading System. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses for equity securities, corporate bonds and investments in unit fund and trust management accounts are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of long-term marketable securities at March 31, 2004 and December 31, 2003, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at March 31, 2004 and December 31, 2003:

Balance of Long-term Marketable Securities Classified as Available for Sale

	March 31, 2004	December 31, 2003
	(In Thousands)
Equity Securities	$13,359	$10,206
Corporate Bonds	7,901	7,599
Unit Funds	1,632	1,392

Total Marketable Securities	$22,892	$19,197

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	March 31, 2004	December 31, 2003
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$8,696	$5,543
Gross Unrealized Loss	—	(9)

Net Unrealized Gain	$8,696	$5,534

Corporate Bonds
Gross Unrealized Gain	$822	$394
Gross Unrealized Loss	—	—

Net Unrealized Gain	$822	$394

Unit Funds
Gross Unrealized Gain	$1,017	$789
Gross Unrealized Loss	—	—

Net Unrealized Gain	$1,017	$789

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 65% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

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

(4) NOTE RECEIVABLE

In May 2000, Pioglobal Goldfields II Limited (“Goldfields II”), an indirect wholly owned subsidiary of the Company, sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18,800,000 base purchase price plus additional payments of up to $5,000,000, contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000, $5,000,000 of the base purchase price was paid to Goldfields II in cash and $13,800,000 of the base purchase price was paid in the form of a non-interest bearing promissory note.

Effective March 19, 2003, Goldfields II and Ashanti executed an amendment to the purchase agreement. Pursuant to the amendment, Ashanti agreed to release Goldfields II from its obligation to indemnify Ashanti for breach of representations and warranties relating to tax and environmental matters contained in the purchase agreement in exchange for a $1,100,000 reduction in the amount remaining due from Ashanti to Goldfields II under the purchase agreement and related promissory note. The Company received the final payment of $4,700,000 from Ashanti during the first quarter of 2004.

(5) CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2004 and 2003, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(In Thousands)
Net (Loss) Income	$(609)	$1,795
Net Unrealized Gains (Losses) on Marketable Securities (Net of deferred taxes of $914,000 and ($232,000) and minority interest of $1,287,000 and ($386,000) for the three months ended March 31, 2004 and 2003, respectively)	1,615	(349)

Total Comprehensive Income	$1,006	$1,446
Additional Paid In Capital	76	—

Change in Stockholder’s Equity	$1,082	$1,446

(6) RELATED PARTY TRANSACTIONS

On July 10, 2003, the Company entered into an amended and restated administration and liquidation agreement with Calypso Management LLC (“Calypso Management”), pursuant to which Calypso Management manages the liquidation of the Company and operates the Company’s assets pending their liquidation. Calypso Management is owned and operated by Stephen G. Kasnet, the Company’s Chief Executive Officer, and Donald H. Hunter, the Company’s Chief Financial Officer. Mr. Kasnet is Calypso Management’s President and Chief Executive Officer and Mr. Hunter is Calypso Management’s Chief Operating Officer and Chief Financial Officer. Calypso Management performs its services pursuant to operating plans and budgets approved by the Harbor Global Board of Directors in accordance with the amended and restated administration and liquidation agreement.

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

The Company incurred management fee expenses of approximately $745,000, and $752,000 for the three months ended March 31, 2004, and 2003, respectively, related to the reimbursement of expenses. Of this management fee, approximately $178,000 and $183,000 were outstanding at March 31, 2004 and 2003, respectively.

During the first quarter of 2004 and 2003, the Company also accrued management fee expense and a corresponding payable to Calypso Management of approximately $235,000 and $345,000, respectively. The 2004 expense represents an anticipated distribution to shareholders in connection with the final payment received from Ashanti. The 2003 expense was recorded in connection with the distribution paid to shareholders on June 27, 2003.

Calypso Management pays the rent on behalf of the Company for its offices at One Faneuil Hall Marketplace, Boston, Massachusetts and is reimbursed by the Company pursuant to the administration and liquidation agreement.

PREA L.L.C., the subsidiary through which the Company’s real estate management operations are conducted (“PREA”), leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires in 2021.

Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of assets net of any value added taxes or similar taxes.

(7) SUBSEQUENT EVENTS

On April 12, 2004, Pioglobal First Russia, Inc. (formerly, Pioneer First Russia, Inc.), an indirect subsidiary of the Company through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC. In connection with the conversion, Pioglobal First Russia, Inc. will incur a United States federal income tax liability of approximately $1,060,000.

Effective as of April 15, 2004, Pioglobal First Russia, LLC repurchased all of the membership interest in Pioglobal First Russia, LLC held by an officer of PIOGLOBAL Asset Management in connection with such officer’s resignation from PIOGLOBAL Asset Management. The repurchased membership interest comprised an aggregate of five percent of the issued and outstanding membership interests of Pioglobal Russia, LLC and was repurchased for an aggregate purchase price of $308,500.

(8) INDEMNIFICATION CONTRACTS

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Additionally, under a tax separation agreement between Harbor Global and Pioneer, generally, Harbor Global agreed to indemnify Pioneer for tax liabilities relating to the Harbor Global businesses. Currently, there are no suits pending under the indemnification or other provisions of the Distribution Agreement or tax separation agreement.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other: administration and liquidation of operations

SEGMENT DISCLOSURES

As of and for the three months ended March 31, 2004	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$3,050	$244	$—	$3,294

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	898	(256)	(180)	462
Provision for Income Taxes	(230)	(9)	(10)	(249)
Minority Interest Expense	(812)	—	—	(812)
Equity Loss on Venture Capital Investment	—	—	(10)	(10)

Net Loss	$(144)	$(265)	$(200)	$(609)

Depreciation and Amortization	$224	$7	$—	$231

Total Assets	$95,803	$1,512	$6,158	$103,473

As of and for the three months ended March 31, 2003	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$2,021	$239	$250	$2,510

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	3,548	(200)	1,236	4,584
Provision for Income Taxes	(939)	(62)	—	(1,001)
Minority Interest Expense	(1,592)	—	—	(1,592)
Equity Loss on Venture Capital Investment	—	—	(196)	(196)

Net Income (Loss)	$1,017	$(262)	$1,040	$1,795

Depreciation	$194	$7	$—	$201

Total Assets	$76,618	$852	$17,767	$95,237

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

The preparation of the Consolidated Financial Statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, income and expenses. The Company evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s assets, liabilities, income and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers its critical accounting policies to include those related to (i) current marketable securities, (ii) long-term marketable securities, (iii) the valuation of its Polish venture capital investment, (iv) accrued management fees and (v) deferred taxes.

Current marketable securities consist primarily of United States Treasury securities and Russian Government and Municipal securities. United States Treasury securities are classified as held-to-maturity and recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in other income (expense) in the Consolidated Statements of Operations pursuant to SFAS No. 115. Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used.

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in unit funds and trust management accounts managed by PIOGLOBAL Asset Management. Russian corporate bonds and investments in unit fund and trust management accounts are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other than temporary declines in value are reported in other income (expense) in the Consolidated Statements of Operations.

The Company reports its approximately 8% aggregate limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the Polish venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. Unrealized and realized gains or losses are recorded in the Consolidated Statements of Operations. The Company analyzes the assumptions supporting changes in the fair value of these investments for appropriateness on a quarterly basis.

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

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three months ended March 31, 2004 and 2003, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Consolidated Operations.

Harbor Global reported a net loss of $0.6 million ($0.11 per share) on revenues of $3.3 million in the first quarter of 2004 compared with net income of $1.8 million ($0.32 per share) on revenues of $2.5 million for the first quarter of 2003. The $2.4 million decrease in income was attributable principally to a non-recurring 2003 gain of approximately $1.3 million from the early settlement of the Company’s $5 million note payable to Pioneer for $3.75 million and $0.9 million of lower portfolio gains from the Russian real estate management and investment management operations.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three months ended March 31, 2004 and 2003:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET (LOSS) INCOME
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
BUSINESS SEGMENT	2004	2003	2004	2003
Russian Real Estate Management and Investment Management Operations	$3.1	$2.0	$(0.1)	$1.0
Real Estate Management Operations	0.2	0.2	(0.3)	(0.3)
Other	0.0	0.3	(0.2)	1.1

Totals	$3.3	$2.5	$(0.6)	$1.8

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.1 million for the first quarter of 2004 compared to net income of $1.0 for the first quarter of 2003. The $1.1 million decrease in income was attributable principally to $0.9 million of lower realized portfolio gains, a $0.3 million increase in salary expense, a $0.2 million increase in advertising expense and $0.2 million of additional corporate overhead expense. The lower gains and increase in expenses were offset by $0.3 million of additional management fee income and additional dividend income of $0.2 million.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at March 31, 2004 and 2003 are set forth on the following table:

	March 31,
	2004	2003
	(IN MILLIONS)
Open-end Unit Funds	$43.3	$14.2
Interval Funds	6.0	0.8
Trust Management	38.5	6.1

Assets under management	$87.8	$21.1

Real Estate Management Operations.

The real estate management operations recorded a net loss of $0.3 million in both the first quarter of 2004 and the first quarter of 2003 due primarily to $0.2 million of corporate overhead allocations in each comparative quarter.

Other.

Harbor Global’s other operations reported a net loss of $0.2 million for the three months ended March 31, 2004 compared to net income of $1.1 million for the three months ended March 31, 2003. The $1.3 million decrease is attributable principally to nonrecurring 2003 gains of $1.3 million gain from the settlement of the Company’s $5 million note payable to Pioneer and a supplemental payment of $0.3 million earned by the Company during the first quarter of 2003 in accordance with the purchase agreement with Ashanti, which was linked to the price of gold and production levels at the Ghanaian gold mine sold to Ashanti. These increases were offset partially by a $0.2 million write-down of the Company’s Polish venture capital investment in 2003 and an approximately $0.1 million decrease in accrued management fees.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were approximately $10.7 million as of March 31, 2004. This represents an approximately $3.1 million increase from the 2003 fiscal year end and is attributable principally to the receipt of $4.7 million from Ashanti less the funding of operations and the settlement of year end accruals. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Investment Fund, consist primarily of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, and real estate holdings.

OFF-BALANCE SHEET ARRANGEMENTS

Harbor Global does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

A significant portion of Harbor Global’s Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Real Estate Investment Fund. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Real Estate Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities of PIOGLOBAL Real Estate Investment Fund. Consequently, Harbor Global may have difficulty selling some of its investment in PIOGLOBAL Real Estate Investment Fund or causing PIOGLOBAL Real Estate Investment Fund to liquidate some of its underlying assets, and may only be able to do so at prices, which may not reflect the long-term value of its investments.

AN INCREASE IN COMPETITION IN THE RUSSIAN COMMERCIAL REAL ESTATE MARKET MAY ADVERSELY AFFECT THE COMPANY’S REVENUES AND THE VALUE OF THE COMPANY’S PRINCIPAL ASSET, THE MERIDIAN COMMERCIAL TOWER.

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. For the quarter ended March 31, 2004, revenues from the

PIOGLOBAL Real Estate Investment Fund comprised approximately 80% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 73% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 65% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

There is currently a shortage of Class A commercial real estate in Moscow, Russia, which has brought about a significant increase in planned commercial real estate construction. If and when such new buildings are commissioned, competition for tenants may increase and adversely affect the Company’s ability to attract new, and retain existing, tenants. The loss of more than a few tenants could materially adversely affect the Company’s revenues. In addition, an increase in supply of commercial real estate in Russia may adversely affect the value of the Meridian Commercial Tower (currently Class B rated), the Company’s principal asset.

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

Because Harbor Global’s assets are a diverse range of businesses and are generally located in Russia in which successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or Mr. Hunter could have a material adverse effect upon Harbor Global’s results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global’s ability to liquidate its assets at prices that will enable Harbor Global to make meaningful distributions to its shareholders.

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

HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Additionally, under a tax separation agreement between Harbor Global and Pioneer, generally, Harbor Global agreed to indemnify Pioneer for tax liabilities relating to the Harbor Global businesses. Currently, there are no suits pending under the Distribution Agreement or tax separation agreement. However, Harbor Global cannot provide assurances that no legal proceeding or other claim will occur that would require Harbor Global to indemnify Pioneer. Furthermore, Harbor Global and its subsidiaries may be subject to legal proceedings or other claims arising in the ordinary course of business, including employment related claims, environmental claims and regulatory fees or fines associated with its international operations.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at March 31, 2004 and December 31, 2003 was approximately $1.7 million and $1.1 million, respectively, of cash and cash equivalents and $8.6 million and $6.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.1 million for the three months ended March 31, 2004. Based on excess cash invested at March 31, 2004, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statements of Operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. During the first quarter of 2004 and 2003, the Company reported exchange gains of $0.9 million and $0.1 million, respectively.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at March 31, 2004 and December 31, 2003.

	(IN THOUSANDS)
	March 31, 2004	December 31, 2003
Monetary Assets
Cash and Cash Equivalents	$21,558	$19,166
Restricted Cash	6,498	6,291
Marketable Securities Held for Sale	32,053	28,770
Other	1,849	1,765

	$61,958	$55,992

Monetary Liabilities
Dividend Payable	$6,498	$6,291
Taxes Payable	475	1,390
Deferred Taxes	2,608	1,798
Other	563	599

	$10,144	$10,078

Net Position	$51,814	$45,914

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $10,000 in the first quarter of 2004, reflecting the Company’s proportional share of operating expenses. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $196,000 in the first quarter of 2003, reflecting the Company’s proportional share of an investment write-down of approximately $172,000 and approximately $24,000 of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2004 and December 31, 2003, the fair value of equity investments contained in long-term marketable securities aggregated $13.4 million and $10.2 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $3.4 million and $2.2 million at March 31, 2004 and December 31, 2003, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b) Form 8-K: On March 2, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the year ended December 31, 2003.

On April 27, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2004

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer

(Duly authorized officer and principal financial and accounting officer)

EXHIBIT NUMBER	DESCRIPTION

2.1*	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1**	Specimen Common Share Certificate

10.1***	Operating Agreement of PIOGLOBAL First Russia, LLC dated April 12, 2004

10.2***	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.

10.3***	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.

31.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.
**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
*	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000