Form 10-Q
period 2004-06-30
HARBOR GLOBAL CO LTD
filed 2004-08-11
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-30889

HARBOR GLOBAL COMPANY LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	52-2256071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE FANEUIL HALL MARKETPLACE

4TH FLOOR

BOSTON, MASSACHUSETTS

(Address of principal executive offices)

02109-1820

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

As of July 31, 2004, the registrant had 5,661,311 common shares, par value $.0025 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Cash and Cash Equivalents	$13,322	$23,957
Restricted Cash	12,683	6,291
Marketable Securities	17,744	16,217
Accounts Receivable	1,169	1,233
Note Receivable	—	4,700
Prepaid Expenses	1,202	1,569
Other Current Assets	460	8

Total Current Assets	46,580	53,975
Polish Venture Capital Investment	477	666
Marketable Securities	22,435	19,197
Long-term Investments	6,048	2,375
Building	21,701	22,035
Other Long-term Assets	1,079	1,060
Goodwill	1,253	1,253

Total Assets	$99,573	$100,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$861	$1,262
Dividend Payable	12,683	6,291
Accrued Expenses	3,375	1,727
Accrued Fees Payable to Calypso Management	687	708
Foreign Taxes Payable	1,354	1,407
Deferred Taxes	218	376

Total Current Liabilities	19,178	11,771
Deferred Taxes	1,776	1,613

Total Liabilities	20,954	13,384
Minority Interest	27,146	32,453

STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,661,311 shares issued and outstanding as of June 30, 2004 and December 31, 2003	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	52,142	52,282
Accumulated Deficit	(3,923)	(533)
Accumulated Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	3,240	2,961

Total Stockholders’ Equity	51,473	54,724

Total Liabilities and Stockholders’ Equity	$99,573	$100,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Real Estate Revenue	$1,975	$1,953	$3,900	$3,831
Other Income	863	438	2,232	1,070

Total Revenues	2,838	2,391	6,132	4,901

Operating Expenses:
Salary and Benefit Expenses	(1,154)	(896)	(2,375)	(1,891)
Facility Expenses	(378)	(376)	(756)	(700)
Building and Property Management Expenses	(493)	(504)	(1,182)	(1,025)
Management Fee Expense	(726)	(942)	(1,707)	(2,039)
Other Expenses	(2,795)	(1,412)	(3,428)	(2,230)

Total Operating Expenses	(5,546)	(4,130)	(9,448)	(7,885)

Operating Loss	(2,708)	(1,739)	(3,316)	(2,984)
Other Income (Expense):
Net Unrealized and Realized Gains on Securities	466	8,763	1,028	12,785
Extinguishment of Note Payable	—	—	—	1,250
Early Settlement of Note Receivable	—	—	—	(191)
Gain on Sale of Gold Option	—	875	—	875
Interest Income	497	537	1,006	1,285

Total Other Income, Net	963	10,175	2,034	16,004

(Loss) Income from Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) on Investment	(1,745)	8,436	(1,282)	13,020
Provision for Income Taxes	(1,286)	(2,449)	(1,535)	(3,450)

(Loss) Income from Operations before Minority Interest and Equity Gain (Loss) on Investment	(3,031)	5,987	(2,817)	9,570
Minority Interest Income (Expense)	41	(3,249)	(771)	(4,841)
Equity Gain (Loss) on Venture Capital Investment	208	(10)	198	(206)

Net (Loss) Income	($2,782)	$2,728	($3,390)	$4,523

(Loss) Earnings Per Share:
Basic and Diluted (Loss) Earnings Per Share	($0.49)	$0.48	($0.60)	$0.80
Weighted Average Basic and Diluted Shares Outstanding	5,661	5,655	5,661	5,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash Flows from Operating Activities:
Net (Loss) Income	($3,390)	$4,523
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities —
Non-cash Interest Income on Note Receivable	—	(203)
Restricted Unit Awards	169	—
Depreciation and Amortization	498	420
Unrealized and Realized Gains on Venture Capital,
Marketable Securities, and Long-term Investments, Net	(1,028)	(11,889)
Extinguishment of Note Payable	—	(1,250)
Early Settlement of Note Receivable	—	191
Gain on Sale of Gold Option	—	(875)
Minority Interest	771	4,841
Equity (Gain) Loss on Venture Capital Investment	(198)	206
Changes in Operating Assets and Liabilities —
Other Current Assets	(3,672)	(152)
Accrued Expenses and Accounts Payable	1,099	130

Total Adjustments and Changes in Operating Assets and Liabilities	(2,361)	(8,581)

Net Cash Used in Operating Activities	(5,751)	(4,058)

Cash Flows from Investing Activities:
Net Proceeds from Sale of Russian Timber Operations	—	2,000
Purchase of Long-term Investments and Marketable Securities	(15,772)	(14,969)
Other Long-term Assets	(112)	(222)
Proceeds from Sale of Long-term Investments and Marketable Securities	12,622	22,196
Proceeds from Payment on Notes Receivable	4,700	3,000
Proceeds from Sale of Gold Option	—	875
Proceeds from Prospect Poland Fund	388	—

Net Cash Provided by Investing Activities	1,826	12,880

Cash Flows from Financing Activities:
Distributions Paid	—	(7,900)
Dividends Paid	(10)	(7)
Purchase of Restricted Stock	(308)	—
Reclassification of Restricted Cash	(6,392)	2,756
Payment on Note Payable	—	(3,750)

Net Cash Used In Financing Activities	(6,710)	(8,901)

Net Decrease in Cash and Cash Equivalents	(10,635)	(79)

Cash and Cash Equivalents, Beginning of Period	23,957	12,381

Cash and Cash Equivalents, End of Period	$13,322	$12,302

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2004

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services, including property management and advisory services

•	Other: administration and liquidation of operations, including

•	approximately $10.1 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, consisting of normal and recurring adjustments, to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim consolidated financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. However, on April 12, 2004, Pioglobal First Russia, Inc., an indirect subsidiary of the Company, through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC (“Pioglobal First Russia”). As a result, the Company anticipates that it will indirectly (through Pioglobal First Russia) incur a United States federal income tax liability of approximately $1,100,000, which is reported in provision for income taxes in the Consolidated Statement of Operations.

Other than the Pioglobal First Russia United States federal income tax liability, the income tax provisions and deferred taxes included in the accompanying consolidated financial statements principally relate to the Company’s subsidiaries that are located primarily in the Russian Federation (“Russia”).

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

PRINCIPAL OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Harbor Global and its majority-owned subsidiaries. The Company maintains an approximate 8% interest in the Prospect Poland Fund, a limited partnership. Because it is a limited partner investor, the Company accounts for this investment using the equity method of accounting. Equity gains and losses from this investment are included in equity gain (loss) on venture capital investments on the accompanying Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

USE OF ESTIMATES

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements. Actual results could differ from those estimates.

POLISH VENTURE CAPITAL INVESTMENT

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three and six months ended June 30, 2004, the Company recorded a gain on its investment of approximately $208,000 and $198,000, respectively. Additionally, during the second quarter of 2004, the Company received a cash distribution of approximately $388,000 from the Prospect Poland Fund representing its proportionate share of proceeds from the sale of one of its portfolio investments. For the three and six months ended June 30, 2003, the Company wrote-down its investment by approximately $10,000 and $206,000, respectively.

Summarized financial information for the Prospect Poland Fund is as follows:

	2004	2003
	(In Thousands)
Balance Sheet Data, at June 30,
Current Assets	$929	$438
Non-Current Assets	5,080	7,245
Current Liabilities	(87)	(96)

Partners’ Capital, at June 30	$5,922	$7,587

	2004	2003
	(In Thousands)
Operating Data, for the six months ended June 30
Net Operating Loss	$(228)	$(414)
Net Realized and Unrealized Gain (Loss) from Investments	2,684	(2,143)

Net Increase (Decrease) in Partner’s Capital from Operations	$2,456	$(2,557)

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian federal and municipal government securities are held primarily in Open Joint-Stock Company “PIOGLOBAL Real Estate Investment Fund” (“PIOGLOBAL Real Estate Investment Fund”), an approximately 52% owned subsidiary of the Company. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at June 30, 2004 and December 31, 2003. Unrealized gains and losses recorded on Russian government securities are presented for the three and six months ended June 30, 2004 and 2003.

Balances of Current Marketable Securities

	June 30, 2004	December 31, 2003
	(In Thousands)
Russia (trading)	$8,556	$10,160
United States (held to maturity)	9,188	6,057

Total Marketable Securities	$17,744	$16,217

Unrealized Gain and Loss on Russian Federal and Municipal Government Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Gross Unrealized Gain	$26	$353	$320	$894
Gross Unrealized Loss	(466)	(150)	(535)	(371)

Net Unrealized (Loss) Gain	$(440)	$203	$(215)	$523

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

Equity securities, corporate bonds and investments in unit funds and trust management accounts are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are recorded in long-term marketable securities based on quoted prices on the Russian Trading System and Moscow Interbank Currency Exchange. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses for equity securities, corporate bonds and investments in unit fund and trust management accounts are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of long-term marketable securities at June 30, 2004 and December 31, 2003, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at June 30, 2004 and December 31, 2003:

Balance of Long-term Marketable Securities Classified as Available for Sale

	June 30, 2004	December 31, 2003
	(In Thousands)
Equity Securities	$11,786	$10,206
Corporate Bonds	9,195	7,599
Unit Funds	1,454	1,392

Total Marketable Securities	$22,435	$19,197

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	June 30, 2004	December 31, 2003
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$6,406	$5,543
Gross Unrealized Loss	(123)	(9)

Net Unrealized Gain	$6,283	$5,534
Corporate Bonds
Gross Unrealized Gain	$313	$394
Gross Unrealized Loss	(35)	—

Net Unrealized Gain	$278	$394
Unit Funds
Gross Unrealized Gain	$841	$789
Gross Unrealized Loss	—	—

Net Unrealized Gain	$841	$789

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 70% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations for the six months ended June 30, 2004.

CONCENTRATION OF RISK

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

(3)	EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

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

(5)	CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2004 and 2003, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(In Thousands)
Net (Loss) Income	($2,782)	$2,728
Net Unrealized (Losses) Gains on Long term Marketable Securities (Net of deferred taxes of ($751,000) and $983,000 and minority interest of ($1,046,000) and $1,473,000 for the three months ended June 30, 2004 and 2003, respectively)	(1,336)	1,639

Total Comprehensive (Loss) Income	($4,118)	$4,367
Distribution to Stockholders	—	(7,900)
Additional Paid In Capital	(216)	—

Change in Stockholder’s Equity	($4,334)	$(3,533)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(In Thousands)
Net (Loss) Income	($3,390)	$4,523
Net Unrealized Gains on Long term Marketable Securities (Net of deferred taxes of $164,000 and $751,000 and minority interest of $241,000 and $1,087,000 for the six months ended June 30, 2004 and 2003, respectively)	279	1,290

Total Comprehensive (Loss) Income	($3,111)	$5,813
Distribution to Stockholders	—	(7,900)
Additional Paid In Capital	(140)	—

Change in Stockholder’s Equity	($3,251)	($2,087)

(6)	RELATED PARTY TRANSACTIONS

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

For the three months ended June 30, 2004 and 2003, the Company incurred management fee expenses of approximately $631,000 and $707,000, respectively related to the reimbursement of expenses incurred by Calypso Management. For the six months ended June 30, 2004 and 2003, the Company incurred management fee expenses of approximately $1,377,000 and $1,456,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $357,000 and $365,000 was outstanding at June 30, 2004 and 2003, respectively.

For the three and six months ended June 30, 2004, the Company had also accrued management fee expense and a corresponding payable to Calypso Management of $95,000 and $330,000, respectively. This represents an anticipated distribution to shareholders in connection with the final payment received from Ashanti, the dividend from the PIOGLOBAL Real Estate Investment Fund, and the distribution from the Prospect Poland Fund. Pursuant to the administration and liquidation agreement, for the three and six months ended June 30, 2003, the Company also incurred management fee expenses of approximately $235,000 and $583,000, respectively in connection with the distribution to shareholders on June 27, 2003.

Calypso Management pays the rent on behalf of the Company for its offices at One Faneuil Hall Marketplace, Boston, Massachusetts and is reimbursed by the Company pursuant to the administration and liquidation agreement.

PREA L.L.C., the subsidiary through which the Company’s real estate management operations are conducted (“PREA”), leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee and any value added taxes or similar taxes. A new master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA was signed on May 5, 2004 and expires in 2043.

Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of assets net of any value added taxes or similar taxes.

(7)	INDEMNIFICATION CONTRACTS

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

(8)	RESTRICTED UNIT AWARDS

Pursuant to Unit Agreements dated May 19, 2004, Pioglobal First Russia granted restricted units in Pioglobal First Russia to three officers of PIOGLOBAL Asset Management. Under the unit agreements, Pioglobal First Russia awarded, at no cost to the officers, an aggregate number of units equivalent to approximately 4% of the issued and outstanding units of Pioglobal First Russia, on a fully diluted basis. Upon the full vesting of these awards, the Company will continue to own approximately 91% of the outstanding units in Pioglobal First Russia. Such units are required to be issued over a period of three years beginning on May 19, 2004 and ending on December 31, 2006, according to the schedules set forth in the respective unit agreements, if the respective officer continues to be employed by PIOGLOBAL Asset Management as a full-time employee. At each award date, each officer is considered fully vested with respect to the award. The fair value of the units issued during the quarterly period ended June 30, 2004 was calculated using the valuation services of an independent third party as of March 31, 2004. For the period ended June 30, 2004, Pioglobal First Russia recorded compensation expense of approximately $93,000 in connection with the granting of the restricted unit awards. This amounts in included in salary and benefit expense in the Consolidated Statement of Operations.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other: administration and liquidation of operations

SEGMENT DISCLOSURES

As of and for the three months ended June 30, 2004	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$2,591	$247	$—	$2,838

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(1,699)	(248)	202	(1,745)
Provision for Income Taxes	(1,286)	—	—	(1,286)
Minority Interest Income	41	—	—	41
Equity Gain on Venture Capital Investment	—	—	208	208

Net (Loss) Income	$(2,944)	$(248)	$410	$(2,782)

Depreciation and Amortization	$262	$5	$—	$267

As of and for the three months ended June 30, 2003	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$2,147	$244	$—	$2,391

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	7,816	(235)	855	8,436
Provision for Income Taxes	(2,449)	—	—	(2,449)
Minority Interest Expense	(3,249)	—	—	(3,249)
Equity Loss on Venture Capital Investment	—	—	(10)	(10)

Net Income (Loss)	$2,118	$(235)	$845	$2,728

Depreciation and Amortization	$212	$7	$—	$219

As of and for the six months ended June 30, 2004	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$5,641	$491	$—	$6,132

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(801)	(503)	22	(1,282)
Provision for Income Taxes	(1,515)	(10)	(10)	(1,535)
Minority Interest Expense	(771)	—	—	(771)
Equity Gain on Venture Capital Investment	—	—	198	198

Net (Loss) Income	$(3,087)	$(513)	$210	$(3,390)

Depreciation and Amortization	$486	$12	$—	$498

Total Assets	$92,924	$1,441	$5,208	$99,573

As of and for the six months ended June 30, 2003	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$4,168	$483	$250	$4,901

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	11,364	(435)	2,091	13,020
Provision for Income Taxes	(3,388)	(62)	—	(3,450)
Minority Interest Expense	(4,841)	—	—	(4,841)
Equity Loss on Venture Capital Investment	—	—	(206)	(206)

Net Income (Loss)	$3,135	$(497)	$1,885	$4,523

Depreciation and Amortization	$406	$14	$—	$420

Total Assets	$88,308	$875	$9,197	$98,380

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of the accompanying consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, income and expenses. The Company evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s assets, liabilities, income and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in unit funds and trust management accounts managed by PIOGLOBAL Asset Management. Russian corporate bonds and investments in unit fund and trust management accounts are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System and Moscow Interbank Currency Exchange. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other than temporary declines in value are reported in other income (expense) in the Consolidated Statements of Operations.

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

OVERVIEW

The accompanying consolidated financial statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and six months ended June 30, 2004 and 2003, Liquidity and Capital Resources, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Consolidated Operations.

Harbor Global reported a net loss of $2.8 million ($0.49 per share) on revenues of $2.8 million in the second quarter of 2004 compared with net income of $2.7 million ($0.48 per share) on revenues of $2.4 million for the second quarter of 2003. The $5.5 million decrease in income was attributable principally to $2.8 million of lower realized portfolio gains from the Russian real estate management and investment management operations, a $1.1 million federal income tax liability associated with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company, Pioglobal First Russia, LLC, a non-recurring gain of $0.9 million recorded in 2003 on the sale to HSBC Bank USA (“HSBC”) of the Company’s right to receive supplemental payments from Ashanti, and a $0.7 million increase in Russian withholding taxes payable on the Company’s approximate 52% share of the $13.1 million dividend declared by PIOGLOBAL Real Estate Investment Fund in the second quarter of 2004.

For the six months ended June 30, 2004, the Company reported a net loss of $3.4 million ($0.60 per share) compared with net income of $4.5 million ($0.80 per share) for the first half of 2003. The $7.9 million decrease was attributable primarily to $3.9 million of lower realized portfolio gains from the Russian real estate management and investment management operations, a non-recurring 2003 gain of approximately $1.3 million from the early settlement of the Company’s $5 million note payable to Pioneer, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion, a $0.9 million non-recurring 2003 gain recorded in connection with the sale to HSBC of the Company’s right to receive supplemental payments from Ashanti and a $0.7 million increase in withholding taxes due to the PIOGLOBAL Real Estate Investment Fund dividend.

Set forth on the following table are the details of revenues and net income (loss) by business segment for the three and six months ended June 30, 2004 and 2003:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
BUSINESS SEGMENT	2004	2003	2004	2003	2004	2003	2004	2003

Russian Real Estate Management and Investment Management Operations	$2.6	$2.2	($3.0)	$2.1	$5.6	$4.2	($3.1)	$3.1
Real Estate Management Operations	0.2	0.2	(0.2)	(0.2)	0.5	0.5	(0.5)	(0.5)
Other	—	—	0.4	0.8	—	0.2	0.2	1.9

Totals	$2.8	$2.4	($2.8)	$2.7	$6.1	$4.9	($3.4)	$4.5

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $3.0 million for the second quarter 2004, a decrease of $5.1 million compared with net income of $2.1 million reported in the second quarter of 2003. The decrease was attributable principally to $2.8 million of lower realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion, a $0.7 million increase in withholding taxes due to the PIOGLOBAL Real Estate Investment Fund dividend, $0.4 million lower translation gains, $0.3 million lower gains on Russian municipal securities and a $0.2 million salary expense increase. The lower gains and expense increases were offset partially by a $0.4 million increase in management fee income.

During the six months ended June 30, 2004, the Russian real estate management and investment management business reported a net loss of $3.1 million, a decrease of $6.2 million compared with the corresponding period in 2003. The decrease in income was attributable to $3.9 million of lower realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion, a $0.7 million increase in withholding taxes due to the PIOGLOBAL Real Estate Investment Fund dividend, $0.5 million lower gains on Russian municipal securities, a $0.4 million increase in salary expense, $0.2 million of additional corporate overhead expense and a $0.1 million increase in advertising expense. The lower gains and increase in expenses were offset partially by $0.7 million of additional management fee income.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at June 30, 2004 and 2003 are set forth on the following table:

	June 30,
	2004	2003
	(IN MILLIONS)
Open-end Unit Funds	$47.4	$18.9
Interval Funds	4.2	1.0
Trust Management	40.9	6.6

Assets under management	$92.5	$26.5

Real Estate Management Operations.

The real estate management operations reported losses of $0.2 million in the second quarter of 2004 compared with losses of $0.2 million in the second quarter of 2003. For the six months ended June 30, 2004 and June 30, 2003, the real estate management operations reported losses of $0.5 million. The losses for all periods represent corporate overhead allocations.

Other.

Harbor Global’s other operations reported net income of $0.4 million for the three months ended June 30, 2004 compared to net income of $0.8 million for the corresponding period in 2003. The $0.4 million decrease in income was attributable principally to the $0.9 million non-recurring gain recorded on the sale to HSBC of Goldfield II’s right to receive supplemental payments from Ashanti in 2003; offset partially by lower Calypso management fees of $0.3 million and a $0.2 million gain recorded in the second quarter of 2004 from the sale of two Prospect Poland Fund investments.

For the six months ended June 30, 2004, Harbor Global’s other operations reported income of $0.2 million compared to $1.9 million for the six months ended June 30, 2003. The $1.7 million decrease in income was attributable principally to the $1.3 million non-recurring gain recorded in 2003 from the early settlement of the Company’s note payable to Pioneer, the $0.9 million non-recurring gain recorded in 2003 on the sale to HSBC of Goldfield’s II right to receive supplemental payments from Ashanti and a supplemental payment from Ashanti of approximately $0.3 million earned by Goldfield’s II during the first quarter of 2003. These gains were offset partially by lower Calypso management fees of $0.4 million and a $0.2 million gain recorded in 2004 on the sale of two Prospect Poland Fund investments compared to an investment write-down of $0.2 million during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $10.1 million as of June 30, 2004. This represents a $2.5 million increase from the 2003 fiscal year end and is attributable principally to the receipt of $4.7 million from Ashanti pursuant to the promissory note payable to Goldfields II in connection with the sale of Goldfield II’s gold mining operations in Ghana less the funding of operations and the settlement of year end accruals. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities and real estate holdings.

On May 20, 2004, the shareholders of PIOGLOBAL Real Estate Investment Fund approved a dividend of approximately $13.1 million. The dividend will be paid over a period of one year beginning on July 5, 2004 to shareholders of record on April 2, 2004. Harbor Global expects to receive its proportionate share of such dividend in the amount of approximately $5.7 million after withholding taxes during the second half of 2004.

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

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. For the six months ended June 30, 2004, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 76% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 84% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 70% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

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

Mr. Kasnet is the President and Chief Executive Officer, and Mr. Hunter is the Chief Operating Officer and Chief Financial Officer of Harbor Global. Mr. Kasnet previously served as the President, and Mr. Hunter previously served as the Chief Operating Officer and Senior Vice President of Pioneer Global Investments, a division of Pioneer. As executive officers of Pioneer Global Investments, Mr. Kasnet and Mr. Hunter operated substantially all the businesses that Harbor Global now owns. In addition, Calypso Management, an entity owned and operated by Mr. Kasnet and Mr. Hunter, manages the liquidation of Harbor Global and operates Harbor Global’s assets pending their liquidation pursuant to the terms of an amended and restated administration and liquidation agreement.

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

THERE CAN BE NO ASSURANCE THAT SHAREHOLDERS WILL BE ABLE TO SELL THEIR HARBOR GLOBAL COMMON SHARES.

Harbor Global common shares are not listed on any securities exchange or on The Nasdaq Stock Market(R).

Furthermore, Harbor Global does not intend to:

•	engage the services of any market maker;

•	facilitate the development of an active public trading market in Harbor Global common shares, or encourage others to do so;

•	place any advertisements in the media promoting an investment in Harbor Global; or

•	except as required by the Securities Exchange Act of 1934, as amended, collect or publish information about prices at which Harbor Global common shares may be traded.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at June 30, 2004 and December 31, 2003 was approximately $0.6 million and $1.1 million, respectively, of cash and cash equivalents and $9.2 million and $6.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.1 million for the six months ended June 30, 2004. Based on excess cash invested at June 30, 2004, a one percent increase in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit to the Consolidated Statement of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. For the three months ended June 30, 2004, the Company reported an exchange loss of approximately $482,000 and for the six months ended June 30, 2004, the Company reported exchange gains of approximately $403,000, compared with exchange gains of approximately $311,000 and approximately $449,000, respectively, for the three and six months ended June 30, 2003.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(IN THOUSANDS)
Monetary Assets
Cash and Cash Equivalents	$9,893	$19,166
Restricted Cash	12,683	6,291
Marketable Securities Held for Sale	34,926	28,770
Other	2,456	1,765

	$59,958	$55,992

Monetary Liabilities
Dividend Payable	$12,683	$6,291
Taxes Payable	1,353	1,390
Deferred Taxes	1,793	1,798
Other	6,278	599

	$22,107	$10,078

Net Position	$37,851	$45,914

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund and it’s approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. For the first half of 2004, the Company recorded a gain on its investment of approximately $198,000, reflecting the Company’s proportional share of $217,000 from the realized gain on the sale two investments less $19,000 of operating expenses. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $206,000 in the first half of 2003, reflecting the Company’s proportional share of an investment write-down of approximately $173,000 and approximately $33,000 of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and Moscow Interbank Currency Exchange and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2004 and December 31, 2003, the fair value of equity investments contained in long-term marketable securities aggregated $11.8 million and $10.2 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $2.4 million and $2.2 million at June 30, 2004 and December 31, 2003, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System and Moscow Interbank Currency Exchange is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004 (the “Evaluation

Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b) Form 8-K: On April 27, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2004

HARBOR GLOBAL COMPANY LTD.

/s/ DONALD H. HUNTER
Donald H. Hunter Chief Operating Officer Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT NUMBER	DESCRIPTION

2.1*	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1**	Specimen Common Share Certificate

10.1***	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexander Chernyshev.

10.2***	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexander Chernyshev on May 19, 2004

10.3***	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Dmitry Larin.

10.4***	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Dmitry Larin on May 19, 2004

10.5***	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexey Oschepkov.

10.6***	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexey Oschepkov on May 19, 2004

31.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.

**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.

*	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.

+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000