Form 10-Q
period 2004-09-30
HARBOR GLOBAL CO LTD
filed 2004-11-08
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the registrant had 5,667,311 common shares, par value $.0025 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Cash and Cash Equivalents	$7,460	$23,957
Restricted Cash	12,448	6,291
Marketable Securities	20,264	16,217
Accounts Receivable	977	1,233
Note Receivable	—	4,700
Prepaid Expenses	1,801	1,569
Other Current Assets	6	8

Total Current Assets	42,956	53,975

Polish Venture Capital Investment	370	666
Marketable Securities	21,703	19,197
Long-term Investments	9,425	2,375
Building	21,534	22,035
Other Long-term Assets	1,032	1,060
Goodwill	1,253	1,253

Total Assets	$98,273	$100,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$609	$1,262
Dividend Payable	12,448	6,291
Accrued Expenses	3,406	1,727
Accrued Fees Payable to Calypso Management	869	708
Foreign Taxes Payable	299	1,407
Deferred Taxes	217	376

Total Current Liabilities	17,848	11,771

Deferred Taxes	2,101	1,613

Total Liabilities	19,949	13,384

Minority Interest	27,532	32,453

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,661,311 shares issued and outstanding as of September 30, 2004 and December 31, 2003	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	52,142	52,282
Accumulated Deficit	(5,156)	(533)
Accumulated Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	3,792	2,961

Total Stockholders’ Equity	50,792	54,724

Total Liabilities and Stockholders’ Equity	$98,273	$100,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Real Estate Revenue	$1,960	$1,802	$5,861	$5,634
Other Income	693	822	2,924	1,892

Total Revenues	2,653	2,624	8,785	7,526

Operating Expenses:
Salary and Benefit Expenses	(1,033)	(1,124)	(3,408)	(3,015)
Facility Expenses	(376)	(381)	(1,132)	(1,081)
Building and Property Management Expenses	(802)	(538)	(1,983)	(1,563)
Management Fee Expense	(605)	(516)	(2,312)	(2,555)
Other Expenses	(1,499)	(1,434)	(4,928)	(3,664)

Total Operating Expenses	(4,315)	(3,993)	(13,763)	(11,878)

Operating Loss	(1,662)	(1,369)	(4,978)	(4,352)

Other Income (Expense):
Net Unrealized and Realized Gains on Securities	112	854	1,140	13,639
Extinguishment of Note Payable	—	—	—	1,250
Early Settlement of Note Receivable	—	—	—	(191)
Gain on Sale of Gold Option	—	—	—	875
Interest Income	537	575	1,542	1,859

Total Other Income, Net	649	1,429	2,682	17,432

(Loss) Income from Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) on Investment	(1,013)	60	(2,296)	13,080

Provision for Income Taxes	(202)	(293)	(1,737)	(3,743)

(Loss) Income from Operations before Minority Interest and Equity (Loss) Gain on Investment	(1,215)	(233)	(4,033)	9,337

Minority Interest Income (Expense)	89	(389)	(682)	(5,231)
Equity (Loss) Gain on Venture Capital Investment	(107)	62	91	(144)

Net (Loss) Income	$(1,233)	$(560)	$(4,624)	$3,962

(Loss) Earnings Per Share:
Basic and Diluted (Loss) Earnings Per Share	$(0.22)	$(0.10)	$(0.82)	$0.70

Weighted Average Basic and Diluted Shares Outstanding	5,661	5,655	5,661	5,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash Flows from Operating Activities:
Net (Loss) Income	$(4,624)	$3,962

Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities —
Non-cash Interest Income on Note Receivable	—	(203)
Restricted Unit Awards	169	293
Depreciation and Amortization	761	657
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(1,140)	(13,100)
Extinguishment of Note Payable	—	(1,250)
Early Settlement of Note Receivable	—	191
Gain on Sale of Gold Option	—	(875)
Minority Interest	682	5,231
Equity (Gain) Loss on Venture Capital Investment	(91)	144
Changes in Operating Assets and Liabilities —
Other Current Assets	(6,358)	(4,129)
Accrued Expenses and Accounts Payable	(87)	(1,182)

Total Adjustments and Changes in Operating Assets and Liabilities	(6,064)	(14,223)

Net Cash Used in Operating Activities	(10,688)	(10,261)

Cash Flows from Investing Activities:
Net Proceeds from Sale of Russian Timber Operations	—	2,000
Purchase of Long-term Investments and Marketable Securities	(23,179)	(19,190)
Other Long-term Assets	(112)	(342)
Proceeds from Sale of Long-term Investments and Marketable Securities	19,013	26,746
Proceeds from Payment on Notes Receivable	4,700	3,000
Proceeds from Sale of Gold Option	—	875
Proceeds from Prospect Poland Fund	388	—

Net Cash Provided by Investing Activities	810	13,089

Cash Flows from Financing Activities:
Distributions Paid	—	(7,900)
Dividends Paid	(154)	(28)
Purchase of Restricted Stock	(308)	—
Reclassification of Restricted Cash	(6,157)	2,783
Payment on Note Payable	—	(3,750)

Net Cash Used In Financing Activities	(6,619)	(8,895)

Net Decrease in Cash and Cash Equivalents	(16,497)	(6,067)

Cash and Cash Equivalents, Beginning of Period	23,957	12,381

Cash and Cash Equivalents, End of Period	$7,460	$6,314

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2004

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services, including property management and advisory services

•	Other: administration and liquidation of operations, including

•	approximately $14.8 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. On October 18, 2004, pursuant to the Company’s memorandum of association, the Harbor Global board of directors (“Board of Directors”) unanimously authorized the Company to continue operating its assets for an additional one year period or through October 24, 2006, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981 (“Companies Act”). If Harbor Global has not liquidated all of its assets before October 24, 2006, the Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to two additional one-year periods.

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, consisting of normal and recurring adjustments, to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim consolidated financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

PRINCIPLE OF CONSOLIDATION

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

POLISH VENTURE CAPITAL INVESTMENT

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. For the three months ended September 30, 2004, the Company wrote-down its investment by approximately $107,000 and for the nine months ended September 30, 2004, the Company recorded a gain on its investment of approximately $91,000. For the three months ended September 30, 2003, the Company recorded a gain on its investment of approximately $62,000 and for the nine months ended September 30, 2003, the Company wrote-down its investment by approximately $144,000.

Summarized financial information for the Prospect Poland Fund is as follows:

	2004	2003
	(In Thousands)
Balance Sheet Data, at September 30,
Current Assets	$722	$1,133
Non-Current Assets	4,080	7,308
Current Liabilities	(211)	(85)

Partners’ Capital, at September 30	$4,591	$8,356

	2004	2003
	(In Thousands)
Operating Data, for the nine months ended September 30
Net Operating Loss	$(517)	$(445)
Net Realized and Unrealized Gain (Loss) from Investments	1,684	(1,789)

Net Increase (Decrease) in Partner’s Capital from Operations	$1,167	$(2,234)

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian federal and municipal government securities are held primarily in the Open Joint-Stock Company “PIOGLOBAL Real Estate Investment Fund” (“PIOGLOBAL Real Estate Investment Fund”), an approximately 52% owned subsidiary of the Company. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used. Set forth on the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at September 30, 2004 and December 31, 2003 and unrealized gains and losses recorded on Russian government securities for the three and nine months ended September 30, 2004 and 2003.

Balances of Current Marketable Securities

	September 30, 2004	December 31, 2003
	(In Thousands)
Russia (trading)	$8,504	$10,160
United States (held to maturity)	11,760	6,057

Total Marketable Securities	$20,264	$16,217

Unrealized Gain and Loss on Russian Federal and Municipal Government Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Gross Unrealized Gain	$48	$57	$368	$951
Gross Unrealized Loss	(56)	(435)	(592)	(805)

Net Unrealized (Loss) Gain	$(8)	$(378)	$(224)	$146

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

Set forth in the following tables are the balances of long-term marketable securities at September 30, 2004 and December 31, 2003, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at September 30, 2004 and December 31, 2003:

Balance of Long-term Marketable Securities Classified as Available for Sale

	September 30, 2004	December 31, 2003
	(In Thousands)
Equity Securities	$14,676	$10,206
Corporate Bonds	5,475	7,599
Unit Funds	1,552	1,392

Total Marketable Securities	$21,703	$19,197

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income
	September 30, 2004	December 31, 2003
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$7,724	$5,543
Gross Unrealized Loss	(52)	(9)

Net Unrealized Gain	$7,672	$5,534

Corporate Bonds
Gross Unrealized Gain	$183	$394
Gross Unrealized Loss	(40)	—

Net Unrealized Gain	$143	$394

Unit Funds
Gross Unrealized Gain	$939	$789
Gross Unrealized Loss	—	—

Net Unrealized Gain	$939	$789

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 88% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 73% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations for the nine months ended September 30, 2004.

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

(5) CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2004 and 2003, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(In Thousands)
Net (Loss) Income	$(1,233)	$(560)
Net Unrealized Gains on Long term Marketable Securities (Net of deferred taxes of $324,000 and $943,000 and minority interest of $475,000 and $1,485,000 for the three months ended September 30, 2004 and 2003, respectively)	553	1,502

Total Comprehensive (Loss) Income	$(680)	$942
Additional Paid In Capital	—	293

Change in Stockholder’s Equity	$(680)	$1,235

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(In Thousands)
Net (Loss) Income	$(4,624)	$3,962
Net Unrealized Gains on Long term Marketable Securities (Net of deferred taxes of $488,000 and $1,695,000 and minority interest of $716,000 and $2,573,000 for the nine months ended September 30, 2004 and 2003, respectively)	831	2,792

Total Comprehensive (Loss) Income	$(3,793)	$6,754
Distribution to Stockholders	—	(7,900)
Additional Paid In Capital	(140)	293

Change in Stockholder’s Equity	$(3,932)	$(853)

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

For the three months ended September 30, 2004 and 2003, the Company incurred management fee expenses of approximately $602,000 and $516,000, respectively related to the reimbursement of expenses incurred by Calypso Management. For the nine months ended September 30, 2004 and 2003, the Company incurred management fee expenses of approximately $1,978,000 and $1,972,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $535,000 and $548,000 was outstanding at September 30, 2004 and 2003, respectively.

For the nine months ended September 30, 2004, the Company had also accrued management fee expense and a corresponding payable to Calypso Management of $334,000. This represents the management fee expense that will be paid to Calypso Management pursuant to the amended and restated administration and liquidation agreement in connection with the November 15, 2004 distribution to shareholders. Pursuant to the administration and liquidation agreement, for the nine months ended September 30, 2003, the Company also incurred management fee expenses of approximately $583,000 in connection with the distribution to shareholders on June 27, 2003.

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

(8) SUBSEQUENT EVENTS

On October 18, 2004, pursuant to the Company’s memorandum of association, the Harbor Global Board of Directors unanimously authorized the Company to continue operating its assets for an additional one year period or through October 24, 2006, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Companies Act. If Harbor Global has not liquidated all of its assets before October 24, 2006, the Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to two additional one-year periods.

On October 18, 2004, the Company’s shareholders approved the Amended and Restated Non-Employee Director Share Plan, which amends and restates the Non-Employee Director Share Plan to both increase the number of Common Shares authorized for issuance under the plan from 25,000 Common Shares to an aggregate of 48,000 Common Shares and extends the term of the plan to be coterminous with any extension of the time period permitted for the operation and liquidation of the Company’s assets, as may be determined by the Board of Directors from time to time in accordance with the Company’s Memorandum of Association. The Amended and Restated Non-Employee Director Share Plan was approved by the Company’s Board of Directors on June 4, 2004. Prior to the approval of the Amended and Restated Non-Employee Director Share Plan, the plan was set to terminate on October 24, 2005 pursuant to its terms. Except as described above, the Amended and Restated Non-Employee Director Share Plan does not amend, alter or change any other terms of the plan.

(9) RESTRICTED UNIT AWARDS

Pursuant to Unit Agreements dated May 19, 2004, Pioglobal First Russia granted restricted units in Pioglobal First Russia to three officers of PIOGLOBAL Asset Management. Under the unit agreements, Pioglobal First Russia awarded, at no cost to the officers, an aggregate number of units equivalent to approximately 4% of the issued and outstanding units of Pioglobal First Russia, on a fully diluted basis. Upon the full vesting of these awards, the Company will continue to own approximately 91% of the outstanding units in Pioglobal First Russia. Such units are required to be issued over a period of three years beginning on May 19, 2004 and ending on December 31, 2006, according to the schedules set forth in the respective unit agreements, if the respective officer continues to be employed by PIOGLOBAL Asset Management as a full-time employee. At each award date, each officer is considered fully vested with respect to the award. The fair value of the units issued during the quarterly period ended June 30, 2004 was calculated using the valuation services of an independent third party as of March 31, 2004. During the second quarter of 2004, Pioglobal First Russia recorded compensation expense of approximately $93,000 in connection with the granting of the restricted unit awards. This amount is included in salary and benefit expense in the Consolidated Statement of Operations.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other: administration and liquidation of operations

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
For the three months ended September 30, 2004
Net Revenues and Sales	$2,407	$246	$—	$2,653

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(914)	(185)	86	(1,013)
Provision for Income Taxes	(176)	(26)	—	(202)
Minority Interest Income	89	—	—	89
Equity Loss on Venture Capital Investment	—	—	(107)	(107)

Net Loss	$(1,001)	$(211)	$(21)	$(1,233)

Depreciation and Amortization	$257	$6	$—	$263

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
For the three months ended September 30, 2003
Net Revenues and Sales	$2,385	$239	$—	$2,624

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	169	(194)	85	60
Provision for Income Taxes	(293)	—	—	(293)
Minority Interest Expense	(389)	—	—	(389)
Equity Gain on Venture Capital Investment	—	—	62	62

Net (Loss) Income	$(513)	$(194)	$147	$560

Depreciation and Amortization	$231	$6	$—	$237

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2004
Net Revenues and Sales	$8,048	$737	$—	$8,785

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(1,716)	(688)	108	(2,296)
Provision for Income Taxes	(1,692)	(35)	(10)	(1,737)
Minority Interest Expense	(682)	—	—	(682)
Equity Gain on Venture Capital Investment	—	—	91	91

Net (Loss) Income	$(4,090)	$(723)	$189	$(4,624)

Depreciation and Amortization	$743	$18	$—	$761

Total Assets	$92,669	$1,549	$4,055	$98,273

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2003
Net Revenues and Sales	$6,561	$721	$244	$7,526

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	11,533	(629)	2,176	13,080
Provision for Income Taxes	(3,681)	(62)	—	(3,743)
Minority Interest Expense	(5,231)	—	—	(5,231)
Equity Loss on Venture Capital Investment	—	—	(144)	(144)

Net Income (Loss)	$2,621	$(691)	$2,032	$3,962

Depreciation and Amortization	$637	$20	$—	$657

Total Assets	$91,592	$821	$8,687	$101,100

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

OVERVIEW

The accompanying consolidated financial statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and nine months ended September 30, 2004 and 2003, Liquidity and Capital Resources, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Consolidated Operations.

Harbor Global reported a net loss of $1.2 million ($0.22 per share) on revenues of $2.7 million in the third quarter of 2004 compared with a net loss of $0.5 million ($0.10 per share) on revenues of $2.6 million for the third quarter of 2003. The $0.7 million decrease in income was attributable principally to $0.6 million of lower realized portfolio gains from the Russian real estate management and investment management operations.

For the nine months ended September 30, 2004, the Company reported a net loss of $4.6 million ($0.82 per share) compared with net income of $3.9 million ($0.70 per share) for the nine months ended September 30, 2003. The $8.5 million decrease was attributable primarily to $4.8 million of lower realized portfolio gains from the Russian real estate management and investment management operations, a non-recurring 2003 gain of approximately $1.3 million from the early settlement of the

Company’s $5 million note payable to Pioneer, a $1.1 million federal income tax liability associated with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company, a $0.9 million non-recurring 2003 gain on the sale to HSBC Bank USA (“HSBC”) of the Company’s right to receive supplemental payments from Ashanti and a $0.8 million increase in withholding taxes associated with an increase in the PIOGLOBAL Real Estate Investment Fund dividend. The lower gains and expense increases were offset partially by a $1.0 million increase in management fee income.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three and nine months ended September 30, 2004 and 2003:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003	2004	2003	2004	2003
BUSINESS SEGMENT
Russian Real Estate Management and Investment Management Operations	$2.4	$2.4	$(1.0)	$(0.5)	$8.1	$6.6	$(4.1)	$2.6
Real Estate Management Operations	0.3	0.2	(0.2)	(0.2)	0.7	0.7	(0.7)	(0.7)
Other	—	—	—	0.2	—	0.2	0.2	2.0

Totals	$2.7	$2.6	$(1.2)	$(0.5)	$8.8	$7.5	$(4.6)	$3.9

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $1.0 million for the third quarter 2004, compared with a net loss of $0.5 million reported in the third quarter of 2003. The $0.5 million increase in losses was attributable principally to $0.6 million of lower realized portfolio gains and $0.2 million lower dividend income. These decreases were offset partially by a $0.3 million increase in management fee income.

For the nine months ended September 30, 2004, the Russian real estate management and investment management business reported a net loss of $4.1 million, a $6.7 million income decrease compared with the corresponding period in 2003. The decrease in income was attributable to $4.8 million of lower realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion, a $0.8 million increase in withholding taxes paid by the Company due to an increase in the PIOGLOBAL Real Estate Investment Fund annual dividend, a $0.4 million increase in salary expense, $0.3 million of additional corporate overhead expense and a $0.2 million increase in advertising expense. The lower gains and increase in expenses were offset partially by $1.0 million of additional management fee income attributable to an increase in assets under management.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, two interval funds, and trust management accounts for institutional and high net worth clients. Assets under management for these products at September 30, 2004 and 2003 are set forth on the following table:

	September 30,
	2004	2003
	(IN MILLIONS)
Open-end Unit Funds	$59,735	$22,345
Interval Funds	4,663	2,151
Trust Management	51,462	15,801

Assets under management	$115,820	$40,297

Real Estate Management Operations.

The real estate management operations reported losses of $0.2 million in the third quarter of 2004 compared with losses of $0.2 million in the third quarter of 2003. For the nine months ended September 30, 2004 and September 30, 2003, the real estate management operations reported losses of $0.7 million. The losses for all periods represent corporate overhead allocations.

Other.

Harbor Global’s other operations broke even for the three months ended September 30, 2004 compared to net income of $0.2 million for the corresponding period in 2003. The $0.2 million decrease in income is attributable to a $0.1 million write-down of the venture capital investment in 2004 compared to a $0.1 million gain recorded on the venture capital investment in 2003.

For the nine months ended September 30, 2004, Harbor Global’s other operations reported income of $0.2 million compared to $2.0 million for the nine months ended September 30, 2003. The $1.8 million decrease in income was attributable principally to the $1.3 million non-recurring gain recorded in 2003 from the early settlement of the Company’s note payable to Pioneer and the $0.9 million non-recurring gain recorded in 2003 on the sale to HSBC of Goldfield’s II right to receive supplemental payments from Ashanti. These gains were offset partially by lower Calypso management fees of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $14.8 million as of September 30, 2004. This represents a $7.2 million increase from the 2003 fiscal year end and is attributable principally to the $5.7 million dividend received from PIOGLOBAL Real Estate Investment Fund and receipt of the final installment payment of $4.7 million from Ashanti associated with the sale of Goldfield II’s gold mining operations in Ghana less the funding of operations and the settlement of year end accruals. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities and real estate holdings.

On May 20, 2004, the shareholders of PIOGLOBAL Real Estate Investment Fund approved a dividend of approximately $13.1 million. The dividend will be paid over a period of one year beginning on July 5, 2004 to shareholders of record on April 2, 2004. Harbor Global received its proportionate share of such dividend in the amount of approximately $5.7 million after withholding taxes during the third quarter of 2004.

On September 15, 2004, the Board of Directors of the Company declared a distribution of approximately $4.25 million or $0.75 per share on the Company’s common shares. Pursuant to the amended and restated administration and liquidation agreement, Calypso Management will receive a payment equal to approximately 7.9% of such distribution or approximately $0.06 per share. The balance of approximately $0.69 per will be paid on November 15, 2004 to shareholders of record as of November 5, 2004.

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

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. For the nine months ended September 30, 2004, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 76% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 88% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 73% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at September 30, 2004 and December 31, 2003 was approximately $2.9 million and $1.1 million, respectively, of cash and cash equivalents and $20.3 million and $16.2 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.1 million for the nine months ended September 30, 2004. Based on excess cash invested at September 30, 2004, a one percent increase in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit to the Consolidated Statement of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. For the three months ended September 30, 2004 and 2003, the Company reported an exchange loss of approximately $132,000 and $162,000, respectively and for the nine months ended September 30, 2004 and 2003, the Company reported exchange gains of approximately $271,000 and $287,000, respectively.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at September 30, 2004 and December 31, 2003.

	(IN THOUSANDS)
	September 30, 2004	December 31, 2003
Monetary Assets
Cash and Cash Equivalents	$2,104	$19,166
Restricted Cash	12,448	6,291
Marketable Securities Held for Sale	37,443	28,770
Other	2,633	1,765

	$54,628	$55,992

Monetary Liabilities
Dividend Payable	$12,448	$6,291
Taxes Payable	299	1,390
Deferred Taxes	2,179	1,798
Other	561	599

	$15,487	$10,078

Net Position	$39,141	$45,914

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund and it’s approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. For the first nine months of 2004, the Company recorded a gain on its investment of approximately $91,000, reflecting the Company’s proportionate share of realized gains on the sale of two investments of $217,000 less its proportionate share of an investment write-down and operating expenses of $81,000 and $45,000, respectively. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $144,000 during the first nine months of 2003, and included the Company’s proportionate share of an investment write-down of $173,000, operating expenses of $40,000 and a gain on the sale of investments of $69,000.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and Moscow Interbank Currency Exchange and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2004 and December 31, 2003, the fair value of equity investments contained in long-term marketable securities aggregated $14.7 million and $10.2 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $3.0 million and $2.2 million at September 30, 2004 and December 31, 2003, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System and Moscow Interbank Currency Exchange is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

(b) Form 8-K: On August 11, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing its financial results for the quarter ended June 30, 2004.

On September 16, 2004, the Company filed a Current Report on Form 8-K in connection with a press release announcing that the Board of Directors declared a dividend of approximately $4.25 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 8, 2004

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer

(Duly authorized officer and principal financial
and accounting officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1*	Form of Distribution Agreement by and among The Pioneer Group, Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1**	Specimen Common Share Certificate.

10.1***	Harbor Global Company Ltd. Code of Ethics and Conduct as amended on August 11, 2004.

31.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.
**	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
*	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10/A (file number 0-30889) filed on August 8, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.