Form 10-K
period 2004-12-31
HARBOR GLOBAL CO LTD
filed 2005-03-23
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 0-30889

Harbor Global Company Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	52-2256071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Faneuil Hall Marketplace 4th Floor Boston, Massachusetts	02129-1820
(Address of principal executive offices)	(Zip Code)

(617) 878-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Shares, $.0025 per share

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

As of June 30, 2004, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $31,067,973.50. This aggregate market value is based upon the closing bid quotation for the registrant’s common shares on June 30, 2004 and excludes shares held by directors and executive officers and persons who own 10% or more of the registrant’s common shares, on the basis that such persons may be deemed to be affiliates of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common shares that have represented in filings made with the United States Securities and Exchange Commission that they are (i) registered investment advisers under Section 203 of the Investment Advisors Act of 1940, (ii) investment companies registered under Section 8 of the Investment Company Act of 1940 or (iii) banks as defined in Section 3(a)(6) of the Securities Exchange Act of 1934. The exclusion of shares for the purpose of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 1, 2005, the registrant had 5,667,311 common shares, par value $.0025 per share, issued and outstanding.

HARBOR GLOBAL COMPANY LTD.

ANNUAL REPORT ON FORM 10-K

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

The Company’s primary assets as of December 31, 2004 by segment consist of the following:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other:

—	approximately $9.4 million in cash, cash equivalents and marketable securities held directly by Harbor Global

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association dated May 22, 2000 provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. On October 18, 2004, pursuant to the Company’s memorandum of association, the Harbor Global board of directors (“Board of Directors”) unanimously authorized the Company to continue operating its assets for an additional one year period or through October 24, 2006, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981. If Harbor Global has not liquidated all of its assets before October 24, 2006, the Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to two additional one-year periods.

Harbor Global owns and operates all of its assets through Harbor Global II. Harbor Global owns 99% of the share capital of Harbor Global II, and HGC Ltd. (“HGC”), a wholly owned subsidiary of Harbor Global, owns the remaining 1% of the share capital of Harbor Global II. Some of Harbor Global’s assets are held directly by Harbor Global II, and some assets are held indirectly by Harbor Global II through HGCL Ltd. (“HGCL”), a wholly owned subsidiary of Harbor Global II. Harbor Global II, HGCL and HGC are Bermuda limited duration companies, and under their memorandums of association, each will liquidate concurrently with the liquidation of Harbor Global.

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

Harbor Global conducts business primarily in Russia. For the year ended December 31, 2004, all of Harbor Global’s revenues were derived from operations in Russia. Harbor Global’s businesses and assets are described below, together with the principal strategies that Harbor Global currently intends to employ to sell or liquidate its assets.

RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT OPERATIONS

Structure of Operations.    Harbor Global’s Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, L.L.C. (“Pioglobal Omega”), and in turn, Pioglobal Omega operates through its 92% owned subsidiary, Pioglobal First Russia, LLC (formerly, Pioglobal First Russia, Inc.) (“Pioglobal First Russia”). Prior to December 18, 2002, Pioglobal Omega owned an 81.65% interest in Pioglobal First Russia, and the International Finance Corporation, a member of the World Bank Group (the “IFC”), owned an 18.35% interest in Pioglobal First Russia. On December 18, 2002, Pioglobal Omega acquired the IFC’s 18.35% minority interest in Pioglobal First Russia.

Pioglobal First Russia operates through two subsidiaries, Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”), an investment management company, and Closed Joint-Stock Company “PIOGLOBAL Services”, an information technology services company (“PIOGLOBAL Services”). Both PIOGLOBAL Asset Management and PIOGLOBAL Services are Russian joint stock companies.

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

Minority Unit Holders in Pioglobal First Russia.    Effective September 24, 2003, Pioglobal First Russia awarded restricted units in an aggregate amount equivalent to ten percent of the issued and outstanding units of Pioglobal First Russia to two officers of PIOGLOBAL Asset Management. Each officer was fully vested with respect to the award. On April 15, 2004, Pioglobal First Russia repurchased all of the membership interest of one of the officers who resigned from PIOGLOBAL Asset Management for $308,500.

Effective May 19, 2004, Pioglobal First Russia granted restricted units in Pioglobal First Russia to three officers of PIOGLOBAL Asset Management. Under the unit agreements, Pioglobal First Russia awarded, at no cost to the officers, an aggregate number of units equivalent to approximately 4% of the issued and outstanding units of Pioglobal First Russia, on a fully diluted basis. Upon the full vesting of these awards, the Company will continue to own approximately 91% of the outstanding units in Pioglobal First Russia. Such units are required to be issued over a period of three years beginning on May 19, 2004 and ending on December 31, 2006, according to the schedules set forth in the respective unit agreements, if the respective officer continues to be employed by PIOGLOBAL Asset Management as a full-time employee. As of December 31, 2004, 3% of the issued and outstanding units had fully vested.

The fair value of the units issued during 2003 and 2004 were calculated using the valuation services of an independent third party as of December 31, 2004. Accordingly, Pioglobal First Russia recorded compensation expense of approximately $169,000 in connection with the valuation of the restricted unit awards. This amount is included in salary and benefit expense in the Consolidated Statement of Operations.

PIOGLOBAL Real Estate Investment Fund.    PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. PIOGLOBAL Real Estate Investment Fund invests directly in real estate and to a lesser extent, securities of Russian companies. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an 18-story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower, primarily occupied by United States and European corporate tenants or their Russian subsidiaries, is managed by PREA, L.L.C. (“PREA”), Harbor Global’s real estate management subsidiary. PIOGLOBAL Real Estate Investment Fund has agreed to pay PREA a property management fee of 5% of gross revenues less any value-added taxes or similar taxes.

PREA leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate

Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee described above and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires on September 5, 2043.

PIOGLOBAL Asset Management.    Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of all assets owned by PIOGLOBAL Real Estate Investment Fund net of any value added taxes or similar taxes.

PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund. As compensation for its investment management services, PIOGLOBAL Asset Management receives annual management fees ranging between one-half of a percent and three percent after value added taxes of the net asset value of the unit funds. In addition, PIOGLOBAL Asset Management provides trust management services to institutional and high net worth clients for which it typically receives a quarterly management fee based on trust assets under management and a performance based fee. Relatively favorable market conditions coupled with staffing improvements in the institutional sales force, the development of broader and more sophisticated distribution channels, and improvements in customer service have contributed to increases in assets under management. Assets under management at December 31, 2004, 2003, and 2002 for unit funds, interval funds and trust management accounts are set forth on the following table:

	December 31,
	2004	2003	2002
	(In Millions)
Open-end Unit Funds	$61.3	$26.2	$13.1
Interval Funds	5.8	4.9	—
Trust Management	54.3	26.0	4.7

Assets under management	$121.4	$57.1	$17.8

As of October 8, 2003, PIOGLOBAL Asset Management became one of 55 private asset management companies eligible to manage assets of the State Pension Fund of Russia. In 2004, PIOGLOBAL Asset Management received State Pension Fund assets of $0.6 million, which represented approximately 0.6% of the total assets transferred to private managers based upon elections made by eligible pension participants in 2003. During the fourth quarter of 2004, PIOGLOBAL Asset Management was again elected as a private asset manager to manage assets of the State Pension Fund of Russia during 2005. As a result, PIOGLOBAL Asset Management expects to receive additional assets to manage in 2005 from pension participants.

PIOGLOBAL Services.    PIOGLOBAL Services provides information technology services to PIOGLOBAL Real Estate Investment Fund and the unit funds managed by PIOGLOBAL Asset Management for an annual fee of approximately $399,000. In 2004, PIOGLOBAL Services’ operations were supported solely by this fee.

In 2004, 2003, and 2002, Harbor Global’s Russian real estate management and investment management operations reported revenues and net income (loss) from continuing operations as shown in the table below:

	2004	2003	2002
	(In Millions)
Revenues	$11.3	$9.1	$8.6
Net (Loss) Income	$(3.6)	$5.9	$(0.1)

In 2004, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 73% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 88% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 71% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations in 2004. Harbor Global believes that a loss of one or a few tenants of the Meridian Commercial Tower would not have a material adverse effect on this segment. The Company maintains comprehensive property insurance covering the full replacement cost of the building, value added taxes incurred during any reconstruction and up to three years of lost rental revenue during any reconstruction period. Harbor Global does not maintain political risk insurance for the PIOGLOBAL Real Estate Investment Fund or any of its businesses.

Asset Realization Strategy.    PIOGLOBAL Asset Management continues to seek to increase the value of the PIOGLOBAL Real Estate Investment Fund through a process of restructuring the PIOGLOBAL Real Estate Investment Fund portfolio by:

—	selling securities which are considered illiquid;

—	increasing the value of its real estate holdings;

—	establishing a consistent dividend policy

—	investing in real estate and in more liquid securities; and

—	actively managing the fixed income and equity securities portfolio.

PIOGLOBAL Asset Management continues to seek to increase assets under management for the unit investment funds and interval funds it manages and its institutional trust management business. PIOGLOBAL Asset Management jointly markets and distributes its products through a number of independent commercial banks in Russia including ZAO Citibank (Moscow) (“Citibank”) and the Savings Bank of the Russian Federation (“Sberbank”), the largest commercial bank in Russia. PIOGLOBAL Asset Management began selling through three Citibank branches in February 2004, and at December 31, 2004, sold its products through eleven Citibank branches in Moscow and one in St. Petersburg. PIOGLOBAL Asset Management began selling through three Sberbank branches in the second quarter of 2004, increasing to 177 branches by September 15, 2004. PIOGLOBAL Asset Management also sells its products directly through a sales office in Moscow, leasing prime retail space from an independent Russian commercial bank and its corporate office, also located in Moscow. During 2003 PIOGLOBAL Asset Management upgraded and expanded the scope of its institutional sales force and now manages institutional assets for a number of non-state pension funds and insurance companies in Russia.

Competition.    At December 31, 2004, there were 177 registered investment management companies in Russia and 246 unit funds, consisting of 153 open-end funds, 50 interval funds and 43 closed-end funds. PIOGLOBAL Asset Management occupies a leading position in Russia with respect to investment management services. As of December 31, 2004, open-end unit fund assets under management were approximately $61.3 million, which represented approximately 12% of the Russian open-end unit fund market. PIOGLOBAL Asset Management has five significant competitors, with aggregate assets under management comprising approximately 47% of the open-end unit fund market. PIOGLOBAL Asset Management also competes for institutional and high net worth investors for its trust management business and its two interval funds. Trust account and interval fund assets under management at December 31, 2004 were $54.3 million and $5.8 million, respectively. Generally, accurate data is not available regarding the relative success of competitors in accumulating trust assets under management. PIOGLOBAL Asset Management is seeking to increase its assets under management by competing for retail, institutional and high net worth investors. However, some of its competitors have substantially greater resources to attract such investors. Several factors affect competitive conditions in the Russian asset management business, including:

—	historical fund performance;

—	low barriers to entry;

—	financial resources of competitors;

—	access to distribution channels and large institutional investors;

—	quality of service; and

—	consumer confidence.

Employees.    At December 31, 2004, Pioglobal First Russia and its subsidiaries employed 85 persons.

REAL ESTATE MANAGEMENT OPERATIONS

Harbor Global’s real estate management operations are conducted by PREA. PREA is based in Boston, Massachusetts and conducts its operations in Russia through a representative office in Moscow. In 2004, virtually all of PREA’s revenues were derived from managing the Meridian Commercial Tower for PIOGLOBAL Real Estate Investment Fund.

Asset Realization Strategy.    The asset realization strategy for PREA’s Moscow operation will continue to be inextricably linked to that of the Meridian Commercial Tower.

Employees.    At December 31, 2004, PREA and its subsidiaries had 28 employees, including one expatriate employee provided by PIOGlobal Corporation, a Delaware corporation and indirect wholly owned subsidiary of Harbor Global.

OTHER

Cash and Marketable Securities.    Cash, cash equivalents and marketable securities held directly by Harbor Global at December 31, 2004 totaled approximately $9.4 million.

Ashanti Proceeds.    In May 2000, Pioglobal Goldfields II Limited, an indirect wholly owned subsidiary of the company (“Goldfields II”), sold its gold mining operations in Ghana to Ashanti Goldfields Teberebie Limited (“Ashanti”) for an $18.8 million base purchase price plus additional payments of up to $5.0 million contingent upon the market price of gold and productivity of the Ghanaian gold mine. On June 19, 2000, $5.0 million of the base purchase price was paid to Goldfields II in cash and $13.8 million of the base purchase price was paid in the form of a non-interest bearing promissory note.

Effective March 19, 2003, Goldfields II and Ashanti executed an amendment to the purchase agreement, pursuant to which Ashanti agreed to release Goldfields II from its obligation to indemnify Ashanti for breach of representations and warranties relating to tax and environmental matters contained in the purchase agreement in exchange for a $1.1 million reduction in the amount remaining due from Ashanti to Goldfields II under the purchase agreement and related promissory note. As of December 31, 2004, the Company had received a total of $12.7 million due from Ashanti and the promissory note has been paid in full.

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

In connection with the release of Goldfields II from its indemnification obligations to Ashanti, Pioneer and the Company entered into an amendment to the Distribution Agreement. Pursuant to the amendment, Pioneer agreed to accept $3.75 million in satisfaction of the Company’s obligation to pay Pioneer the lesser of $5.0 million or the actual proceeds received by Goldfields II from Ashanti under the purchase agreement less any indemnification claims paid under the purchase agreement if the $3.75 million was paid on or before March 31, 2003. The Company paid $3.75 million to Pioneer on March 20, 2003. As a result of the foregoing reduction in, and satisfaction of, the note payable to Pioneer, the Company recorded a gain of $1.25 million during the first quarter of 2003, which is reflected in the Consolidated Statement of Operations as a component of other income (expense).

In addition to the $18.8 million base purchase price, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006, contingent on the market price of gold and productivity of the Ghanaian gold mine. The Company earned its first supplemental payment of $250,000 for the quarter ending March 31, 2003. On April 25, 2003, Goldfields II agreed to sell its right to receive the remaining twelve (12) additional supplemental payments from Ashanti to HSBC Bank USA (“HSBC Bank”) in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company recorded a gain of $875,000 in the second quarter of 2003, which is reflected in the Consolidated Statement of Operations as a component of other income (expense).

Polish Venture Capital Investment.    Harbor Global holds minority interests in two venture capital partnerships, a 7.2% interest in Prospect Poland U.S., L.P. (formerly “Pioneer Poland U.S., L.P.”) and a 9.2% interest in Prospect Poland UK, L.P. (formerly “Pioneer Poland UK, L.P.”) Together, the venture capital partnerships constitute the Prospect Poland Fund (formerly the “Pioneer Poland Fund”).

In recent years, the Prospect Poland Fund’s management has significantly written-down the carrying values of the underlying portfolio investments, including the complete write-off of six investments. During 2004, Prospect Poland Fund’s management sold three of its investments. The fair value of the one remaining investment in the portfolio at December 31, 2004 was approximately $3.0 million, and Harbor Global’s minority interest in the portfolio was approximately $0.3 million. The one remaining portfolio company is engaged in food distribution.

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

A three-year financial summary for the timber business is shown below:

	2004	2003	2002
	(In Millions)
Revenues	$—	$—	$—
Net Income (Loss)	$—	$—	$0.4

EMPLOYEES

At December 31, 2004, Harbor Global and its subsidiaries employed a total of 113 employees worldwide. None of the employees of Harbor Global or its subsidiaries are unionized or parties to any collective bargaining agreement.

In addition to the employees of Harbor Global and its subsidiaries, Harbor Global pays the salaries of six employees of Calypso Management LLC, the company that manages the operation and liquidation of Harbor Global’s assets.

ITEM 2.    PROPERTIES.

Harbor Global’s principal properties consist of its leased principal executive offices in Boston, Massachusetts, leased offices in Moscow, Russia and the Meridian Commercial Tower.

The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced on November 15, 2000 at a rate of $160,862 per year and will expire on October 24, 2005. The Company has the right to renew its lease for three one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises. Calypso Management pays the rent for this location on behalf of the Company and is reimbursed by the Company pursuant to the amended and restated administration and liquidation agreement.

PIOGLOBAL Asset Management and PIOGLOBAL Services lease, in the aggregate, approximately 7,779 square feet of office space in Moscow, Russia. The aggregate annual rent and related fees for these premises is approximately $430,000. Approximately 1,106 square feet of office space leased during 2004 was not renewed. The annual rent and related fees for this space was approximately $294,000 in 2004. A lease for approximately 743 square feet expires on November 30, 2005 and a lease totaling approximately 7,036 square feet expires on February 28, 2007. The Company retains the right to terminate the lease expiring on February 28, 2007 by written notification to the lessor sixty days prior to cancellation.

The Meridian Commercial Tower, an 18-story, 20,707 square meter office building in Moscow, Russia, is owned by the PIOGLOBAL Real Estate Investment Fund, the Company’s principal asset. The Meridian Commercial Tower is managed by PREA and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. Income relating to this property is reported under the Company’s Russian Real Estate Management and Investment Management Operations segment. Lease revenue from the Meridian Commercial Tower accounted for approximately 88% of the revenues of the PIOGLOBAL Real Estate Investment Fund in 2004.

ITEM 3.    LEGAL PROCEEDINGS.

Neither the Company nor its subsidiaries is currently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2004 annual general meeting of the Company’s shareholders (the “Annual Meeting”) was held on October 18, 2004. At the Annual Meeting, proxies representing 5,107,825 shares, or 90.22% of the Company’s outstanding shares, were voted as follows:

To appoint PricewaterhouseCoopers LLP (“PwC”) as the independent auditor of the Company until the close of the Company’s 2005 Annual General Meeting at a fee to be agreed by the Company’s Board of Directors acting through the Company’s Audit Committee.

For	Against	Abstain
5,077,207	26,002	4,616

To approve the Amended and Restated Harbor Global Company Ltd. Non-Employee Director Share Plan, which increased by 23,000 the number of Common Shares authorized for issuance under the plan and extends the plan to be co-terminus with any extension of the time period permitted for the operation and liquidation of the Company’s assets, as may be determined by the Company’s Board of Directors from time to time in accordance with the Company’s Memorandum of Association.

For	Against	Abstain
2,397,047	84,739	2,626,039

Broker non-votes are included in the 2,626,039 abstentions with respect to the vote approving the Amended and Restated Harbor Global Company Ltd. Non-Employee Director Share Plan. Broker non-votes, like abstentions, are not considered votes cast and therefore, had no effect on the outcome of the vote approving the Amended and Restated Harbor Global Company Ltd. Non-Employee Director Share Plan.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common shares are traded on the OTC Bulletin Board under the symbol HRBGF.OB. The following table sets forth the high and low bid quotations for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers. These quotations do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Low	High
2003
First Quarter	$6.700	$7.650
Second Quarter	7.000	8.100
Third Quarter	7.300	9.000
Fourth Quarter	7.500	10.850

2004
First Quarter	$7.750	$10.750
Second Quarter	9.500	10.000
Third Quarter	9.250	9.800
Fourth Quarter	8.750	10.500

On December 31, 2004, the Company had approximately 2,400 holders of record of its common stock.

On June 27, 2003, the Company made a distribution of $1.40 per share to shareholders of record as of June 17, 2003. On November 15, 2004, the Company made a distribution of $0.69 per share to shareholders of record as of November 5, 2004. In the course of liquidating its assets, the Company anticipates paying additional cash dividends to its shareholders.

Recent Sales of Unregistered Securities.    In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in accordance with the Company’s shareholder approved Amended and Restated Non-Employee Director Share Plan, the Company issued 1,500 shares of its common stock to each of its four directors on October 24, 2004, October 24, 2003 and October 24, 2002. According to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of his or her future services as a director.

ITEM 6.     SELECTED FINANCIAL DATA.

The following table presents summary consolidated historical financial data for Harbor Global for the five fiscal years ended December 31, which has been derived from the audited Consolidated Financial Statements of Harbor Global for these periods. The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of Harbor Global, including the notes thereto, referred to in Item 8. For fiscal year 2000, the consolidated financials included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders’ equity and cash flows of Harbor Global if it had been a separate stand-alone entity.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	Amounts In Thousands Except Per Share Amounts
Income Statement Data
Revenue	$12,319	$10,701	$9,771	$8,609	$9,874
Operating Expenses	(17,366)	(16,126)	(15,988)	(17,789)	(21,161)
Other Income	4,074	29,272	15,095	12,237	4,903
(Loss) Income from Continuing Operations	(4,008)	7,837	659	2,377	(3,889)
(Loss) Earnings Per Share from Continuing Operations	$(0.71)	$1.39	$0.12	$0.42	$(0.69)
Balance Sheet Data
Total Assets	$94,273	$100,561	$98,665	$101,572	$143,509
Total Long-term Obligations	2,039	1,613	7,263	7,086	6,800
Total Equity	47,568	54,724	55,159	56,663	75,256
Cash Distributions Per Share	$0.69	$1.40	$0.90	$2.31	$—

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

Current marketable securities consist primarily of United States Treasury securities and Russian Government and Municipal securities. United States Treasury securities are classified as held-to-maturity and recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in other income (expense) in the Consolidated

Statement of Operations pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used.

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in the unit funds managed by PIOGLOBAL Asset Management. Russian corporate bonds and unit fund investments are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. Equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Investments that do not have a readily determinable market value are recorded in long term investments at cost with adjustments for other than temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other than temporary declines in value are reported in other income (expense) in the Consolidated Statement of Operations.

The Company reports its approximately 8% aggregate limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the Polish venture capital investment. The investment is valued at fair value, as determined by Prospect Poland Fund’s management. Unrealized and realized gains or losses are recorded in the Consolidated Statement of Operations. The Company analyzes the assumptions supporting changes in the fair value of the investment for appropriateness on a quarterly basis.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the years ended December 31, 2004, 2003 and 2002, Liquidity and Capital Resources, and Future Operating Results.

The Company previously reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment, the results from the Russian timber operations have been segregated from continuing operations. The segment disclosures previously reported have been restated to reflect the Company’s continuing segments.

Results of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Operations.    For fiscal year 2004, Harbor Global reported a net loss of $4.0 million as compared to net income of $7.8 million in 2003 and net income of $1.1 million for fiscal year 2002.

In 2004, the Company reported a net loss of $4.0 million compared to net income of $7.8 million in 2003. The $11.8 million decrease in net income was attributable primarily to $8.0 million of lower realized portfolio gains from the Russian real estate management and investment management operations, a non-recurring 2003 gain of approximately $1.3 million from the early settlement of the Company’s $5 million note payable to Pioneer, non-recurring 2003 gains aggregating $1.2 million associated with the receipt of a supplemental payment from Ashanti followed by the sale to HSBC Bank of the Company’s right to receive further supplemental payments, a $1.1 million federal income tax liability associated with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company, a $0.8 million increase in withholding taxes associated with an increase in the PIOGLOBAL Real Estate Investment Fund dividend and a $0.6 million increase in advertising expense. The lower gains and expense increases were offset partially by a $1.3 million increase in management fee income.

Net income from continuing operations was $7.8 million in 2003 compared to $0.7 million in 2002. The $7.1 million increase in net income from continuing operations was attributable principally to higher realized portfolio gains of $5.8 million from the Russian real estate management and investment management operations, a $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, gains aggregating $1.2 million associated with the receipt of a supplemental payment from Ashanti followed by the sale to HSBC Bank of the Company’s right to receive further supplemental payments and a $0.6 million increase in foreign exchange gains. These increases were offset by lower interest income of $0.6 million due to the restructuring of the note receivable from Ashanti, management fees paid to Calypso Management of $0.6 million associated with the second quarter 2003 distribution to shareholders and a $0.5 million restricted unit award to two officers of PIOGLOBAL Asset Management.

Income of $0.4 million from discontinued operations in 2002 represents an increase in the final selling price of the Russian timber operations over the 2001 estimate.

Revenues and net income by on-going business segment for 2004, 2003 and 2002 are set forth on the following table:

	Revenues			Net Income (Loss)
	12 Months Ended December 31,			12 Months Ended December 31,
	2004	2003	2002	2004	2003	2002
	(In Millions)			(In Millions)
Russian Real Estate Management & Investment Management	$11.3	$9.1	$8.6	$(3.6)	$5.9	$(0.1)
Real Estate Management Operations	1.0	1.3	1.2	(0.7)	(0.5)	(0.7)
Other	—	0.3	—	0.3	2.4	1.5

Total From Continuing Operations		10.7	9.8		7.8	0.7
Discontinued Operations	—	—	—	—	—	0.4

Totals	$12.3	$10.7	$9.8	$(4.0)	$7.8	$1.1

Russian Real Estate Management and Investment Management Operations.    The Russian real estate management and investment management operations reported a net loss of $3.6 million in 2004 compared to net income of $5.9 million in 2003. The $9.5 million decrease in income was attributable to $8.0 million of lower realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion, a $0.8 million increase in withholding taxes paid by the Company due to an increase in the PIOGLOBAL Real Estate Investment Fund annual dividend, a $0.6 million increase in advertising expenses and a $0.3 million increase in salary expense. The lower gains and increase in expenses were offset partially by $1.3 million of additional management fee income attributable to an increase in assets under management.

For the year ended December 31, 2003, Harbor Global’s Russian real estate management and investment management operations reported net income of $5.9 million compared to a net loss of $0.1 million for the year ended December 31, 2002. The $6.0 million increase in income was primarily attributable to a $5.8 million increase in realized portfolio gains, a $0.6 million increase in foreign exchange gains, a $0.4 million increase in management fee income and a $0.2 million increase in interest income. These increases were offset partially by higher salary and employee related expenses of $1.0 million, which includes a $0.5 million restricted unit award to two officers of PIOGLOBAL Asset Management.

Real Estate Management Operations.    For the year ended December 31, 2004 the real estate management operations reported a net loss of 0.7 million compared to a net loss of $0.5 million for the year ended December 31, 2003. The $0.2 million increase in losses was due primarily to lower leasing income.

The real estate management operations reported a net loss of $0.5 million in 2003 compared to a net loss of $0.7 million in 2002. The decrease in net losses was attributable principally to a reduction in corporate overhead expenses.

Other.    Harbor Global’s other segment reported net income of $0.3 million in 2004 compared to net income of $2.4 million in 2003. The $2.1 million decrease in income was principally due to the following non-recurring gains and revenue recorded in 2003 totaling $2.5 million: the $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, the $0.9 million gain recorded on the sale to HSBC Bank of Goldfield’s II right to receive supplemental payments from Ashanti and a supplemental payment from Ashanti of approximately $0.3 million earned by Goldfield’s II. These items were offset by $0.4 million lower management fee expense.

For the year ended December 31, 2003, Harbor Global’s other segment reported net income of $2.4 million compared to net income of $1.5 million in 2002. The $0.9 million increase in income reflects the non-recurring gains and revenue recorded in 2003 totaling $2.5 million described above and a $0.3 million lower write down of the venture capital investment. These increases were offset partially by lower interest income of $1.2 million due in part to the restructuring of the note receivable from Ashanti, and management fees of $0.5 million associated with the second quarter 2003 distribution to shareholders.

Discontinued Operations.    On February 5, 2002, the Company’s Board of Directors approved the disposition of the Russian timber operations. Accordingly, the Russian timber business was separated from the results of continuing operations and was reported as a discontinued operation commencing in 2001. Pursuant to APB No. 30, the Company recorded the disposal effective December 31, 2001. On May 28, 2002, Pioneer Forest sold its entire interest in Pioglobal Forest, the sole shareholder of Forest-Starma, to a British Virgin Islands company for an aggregate purchase price of $7.55 million, of which $5.55 million was paid in cash at the closing and $2.0 million was paid in the form of a one-year promissory note, which was paid in full on June 3, 2003. Income from discontinued Russian timber operations of $0.4 million in 2002 represents an increase in the selling price of the operations over the amount anticipated at year end 2001.

Liquidity and Capital Resources

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were $9.4 million as of December 31, 2004. This represents a $1.8 million increase from the 2003 fiscal year-end and is attributable principally to the $5.7 million dividend received from PIOGLOBAL Real Estate Investment Fund and the $4.7 million payment by Ashanti pursuant to the promissory note payable to Goldfields II. These cash inflows were offset partially by the $3.9 million distribution to shareholders (net of an approximately $0.3 million management fee paid to Calypso Management pursuant to the amended and restated administration and liquidation agreement) and the funding of operations and settlement of year-end accruals. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

Off Balance Sheet Arrangements.    The Company does not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations.    The following table sets forth information as of December 31, 2004 with respect to certain known contractual obligations of Harbor Global.

	Payments Due by Period
	(Dollars in Thousands)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years*
Operating Lease Obligations	$640	$543	$99	$50

Total	$640	$543	$99	$50

*

The Company has the right to renew its lease for its principal executive offices located at One Faneuil Hall Marketplace, Boston, Massachusetts for three one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises. In addition, the Company has the right to renew certain of its leases for office space in Moscow, Russia for varying periods of time at varying rental rates. Accordingly, the obligations reported in this column are subject to increase in the amount of such annual rent in the event the Company exercises its right to renew one or more of its leases. In addition, the Company has the right to terminate its lease for office space in Moscow, Russia by written notification to the lessor sixty days prior to cancellation. Accordingly, the amounts reflected in all columns are subject to decrease in the event the Company terminates this lease.

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

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. In 2004, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 73% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 88% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 71% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

There is currently a shortage of commercial real estate in Moscow, Russia, which has brought about a significant increase in planned commercial real estate construction. If and when such new buildings are commissioned, competition for tenants may increase and adversely affect the Company’s ability to attract new, and retain existing, tenants. The loss of more than a few tenants could materially adversely affect the Company’s revenues. In addition, an increase in supply of commercial real estate in Russia may adversely affect the value of the Meridian Commercial Tower, the Company’s principal asset.

HARBOR GLOBAL’S RUSSIAN BUSINESSES ARE SUSCEPTIBLE TO NUMEROUS RISKS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Harbor Global conducts business primarily in Russia. Harbor Global will continue to operate its Russian businesses until those businesses are liquidated and will continue to be subject to the risks of doing business in Russia, including:

—	unexpected changes in regulatory requirements and the legal system;

—	tariffs and other trade barriers;

—	difficulties in staffing and managing Russian operations;

—	political and economic instability;

—	fluctuations in currency exchange rates;

—	restrictions on currency exchange and repatriation;

—	restrictions on foreign investment in its businesses; and

—	potentially adverse tax consequences.

For example, in recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in the United States or in a more mature free market economy. The Russian ruble is not freely convertible in most countries outside of Russia and the country possesses restrictive currency controls and relatively high inflation. In addition, the tax, currency and customs legislation within Russia is subject to varying interpretations and changes, which can occur frequently. Consequently, Harbor Global’s Russian real estate management and investment management operations involve significant risks, such as those listed above, which are not typically associated with developed markets. While there have been improvements in economic trends, the future economic direction of Russia is largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory, and political developments. The liquidation of these businesses, as well as the successful operation of these businesses pending their liquidation, will depend on the stability of, and economic conditions in, Russia.

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

Because Harbor Global’s assets are a diverse range of businesses and are generally located in Russia, where successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or

Mr. Hunter could have a material adverse effect upon Harbor Global’s results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global’s ability to liquidate its assets at prices that will enable Harbor Global to make meaningful distributions to its shareholders.

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. On December 8, 2004, the term of Mr. Kasnet’s employment agreement was extended until October 24, 2006 to coincide with the term of the amended and restated administration and liquidation agreement. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, the individual whose agreement is terminated will cease to be an officer of Harbor Global. Harbor Global has obtained key officer life insurance policies with benefits payable to Harbor Global for Mr. Kasnet and Mr. Hunter.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at December 31, 2004 and December 31, 2003 was approximately $0.7 million and $1.1 million, respectively, of cash and cash equivalents and $17.5 million and $6.1 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $1.1 million for the year ended December 31, 2004. Based on excess cash invested at December 31, 2004, a one percent increase in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit to the Consolidated Statement of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. During 2004 and 2003, the Company reported net exchange gains of $0.9 million and $0.6 million, respectively and, during 2002, exchange losses were $0.4 million.

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

The table below sets forth in United States dollars, the Company’s reporting currency, a summary of the monetary assets and liabilities held in rubles at December 31, 2004 and 2003.

	(In Thousands)
	2004	2003
Monetary Assets
Cash and Cash Equivalents	$3,651	$19,166
Restricted Cash	13,035	6,291
Securities Held for Sale	36,713	28,770
Other	2,182	1,765

	$55,581	$55,992

Monetary Liabilities
Dividend Payable	$13,035	$6,291
Taxes Payable	196	1,390
Deferred Taxes	2,132	1,798
Other	959	599

	$16,322	$10,078

Net Position	$39,259	$45,914

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded in Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund decreased by approximately $393,000 during 2004, and included the Company’s proportional share of: a return of capital of $549,000, an unrealized loss on the write-down of an investment of approximately $81,000, operating expenses of approximately $51,000; offset partially by a realized gain on the sale of three investments of approximately $288,000. For the twelve months ended 2003, the Company wrote down its investment by approximately $154,000, reflecting the Company’s proportional share of an investment write-down of approximately $173,000, approximately $50,000 of operating expenses and a gain on the sale of investments of approximately $69,000.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2004 and December 31, 2003, the fair value of equity investments contained in long-term marketable securities aggregated $13.3 million and $10.2 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $2.8 million and $2.2 million at December 31, 2004 and December 31, 2003, respectively, as a separate component of stockholder’s equity.

Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 2004 fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On December 8, 2004, the Company and Calypso Management entered into an amendment to the amended and restated administration and liquidation agreement to extend the term of this agreement to October 24, 2006. In connection with this amendment, Calypso Management entered into an amendment to its employment agreement with Stephen G. Kasnet, whereby the term of Mr. Kasnet’s employment agreement with Calypso Management was extended to October 24, 2006 to coincide with the term of the amended and restated administration and liquidation agreement.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

Mr. Cogan was elected for a four-year term commencing in October 2001 and expiring at the Company’s annual general meeting immediately following the fifth anniversary of the Spin-off. All other directors were elected for a five-year term commencing in June 2000 and expiring at the annual general meeting immediately following the fifth anniversary of the Spin-off.

Name	Age
John F. Cogan, Jr	78
John D. Curtin, Jr	72
W. Reid Sanders	55
John H. Valentine	80

JOHN F. COGAN, JR. has been a Director of Harbor Global since October 2001. Mr. Cogan is Deputy Chairman and Director of Pioneer Global Asset Management S.p.A. He is also Non-Executive Chairman of the Board and Director of Pioneer and Chairman and a Director of Pioneer Investment Management, Inc., President and a Director of Pioneer Funds Distributor, Chairman and President of the Pioneer Group of Mutual Funds, a Director of Pioneer Alternative Investments Management Limited (Ireland). Mr. Cogan is also President and Director of Pioneer Alternative Investments Management Ltd. (Bermuda) formerly Momentum Asset Management Limited) and affiliated entities. Mr. Cogan has been a Director of PIOGLOBAL Real Estate Investment Fund since 1995. From 1963 to October 24, 2000, he was President, chief Executive Officer and a Director of Pioneer Group, Inc. From 1978 to 1980, he was Chairman of the Investment Company Institute (“ICI”) and is currently a member of the Board of Governors of the ICI. From 1983 to 1986, Mr. Cogan was a member of the Board of Governors of the National Association of Securities Dealers, Inc. and was a member of its Legal Advisory Board from 1988 through 1994. From 1987 to 1994, he was Chairman of ICI Mutual Insurance Company and currently is a Director. Since 2000, Mr. Cogan is of Counsel at Wilmer, Cutler Pickering, Hale and Dorr LLP. Prior to 2000, he was Chairman and was a Partner at Hale and Dorr LLP.

JOHN D. CURTIN, JR. has been a Director of Harbor Global since June 2000. Mr. Curtin served as a Director of Pioneer from February 2000 to October 2000. From 1995 to 1998, Mr. Curtin was the Chairman, President and Chief Executive Officer of Aearo Corporation, a provider of personal safety equipment. Prior to 1995, Mr. Curtin was the Executive Vice President and Chief Financial Officer of Cabot Corporation, a global specialty chemicals and materials company. Mr. Curtin currently serves as a Director of Nano-C, Inc. and PIOGLOBAL Asset Management.

W. REID SANDERS has been a Director of Harbor Global since June 2000. Mr. Sanders served as a Director of Pioneer from February 2000 to October 2000. Prior to retiring in 1999, Mr. Sanders was a Director and Executive Vice President of Southeastern Asset Management, Inc., an investment management firm that he co-founded in 1975. He also served as President of the Longleaf Partners Mutual Funds. In addition, Mr. Sanders serves as a Trustee of The Hugo Dixon Foundation and Rhodes College, Trustee and member of the Executive Committee of the Dixon Gallery and Gardens, Trustee of the Campbell Foundation, Trustee of Jefferson Scholars at the University of Virginia, Chairman of the Board of Trustees of the Hutchinson School, Director of Independent Bank, Trustee of SSM Venture Partners and Director of PIOGLOBAL Asset Management.

JOHN H. VALENTINE has been Chairman of the Board of Directors of Harbor Global since June 2000. Mr. Valentine served as a Director of Pioneer from 1985 to October 2000. Mr. Valentine is a Trustee of Boston Medical Center and formerly served as Vice Chairman of the Board of Directors and Treasurer of that institution. From 1975 to 1980, Mr. Valentine was a consultant to T.A. Associates, a manager of venture capital. From 1972 to 1975, Mr. Valentine was a partner of Tucker Anthony & R.L. Day, a member of the New York Stock Exchange. Mr. Valentine is a member of the Advisory Committees of the Thompson Island Outward Bound Education Center and was a Trustee of that institution. In addition, Mr. Valentine is a member of the Advisory Committee of Phontonics Laboratory at Boston University. He is also on the Advisory Committee of the Goldman School of Dentistry at Boston University and is a Director of PIOGLOBAL Real Estate Investment Fund.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth information concerning the individuals who are executive officers of Harbor Global. Each individual has been elected to the office indicated and serves at the discretion of the Harbor Global Board of Directors.

Name	Age	Position
Stephen G. Kasnet	59	President and Chief Executive Officer
Donald H. Hunter	48	Chief Operating Officer and Chief Financial Officer

STEPHEN G. KASNET has been the President and Chief Executive Officer of Harbor Global since June 2000 and has been President of PREA since 1996. From 1998 to 2000, Mr. Kasnet was Executive Vice President of Pioneer and the President of Pioneer Global Investments, a division of Pioneer. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer. Mr. Kasnet served as a Managing Director of First Winthrop Corporation and Winthrop Financial Associates. Mr. Kasnet currently serves as a Director of PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund. He is also President of Pioglobal Omega, PIOGlobal Corporation and Pioglobal First Russia. In addition, Mr. Kasnet serves as Chairman of Rubicon Limited, Chairman of Columbia Labs Inc. and a Director of Republic Engineered Products Inc. Mr. Kasnet served as Chairman of the Board of Directors of Warren Bancorp and Warren Five Cents Savings Bank from 1986 to 2002. Mr. Kasnet has served as President and Chief Executive Officer for Calypso Management since June 2000.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and shareholders who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended December 31, 2004, the Company is not aware of any director or officer who has not timely filed reports required by Section 16(a) of the Exchange Act in respect of fiscal year 2004.

CODE OF ETHICS

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a Compensation Committee or other board committee performing similar functions. The Company’s Board of Directors made all decisions regarding compensation. None of the members of the Board of Directors is currently or has been, at any time since the Company’s formation, one of its officers or employees. None of the Company’s executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Audit Committee.    The Audit Committee is a separately designated committee established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Audit

Committee is comprised of Messrs. Curtin, Sanders and Valentine, each of whom is independent under the applicable rules of the National Association of Securities Dealers, Inc. All of the members of the Audit Committee are financially literate and qualified to review the Company’s financial statements.

Audit Committee Financial Expert.    The Board of Directors has determined that John D. Curtin, Jr. qualifies as an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation of Directors

Each Harbor Global director is entitled to receive $5,000 per meeting of the Board of Directors attended. In addition, directors of Harbor Global are entitled to be reimbursed for out of pocket expenses incurred in connection with attendance to any meeting of the Board of Directors or any committee meeting of the Board of Directors. Three of the directors were paid $30,000 each and one director was paid $25,000 in director’s fees in 2004.

On October 18, 2004, the Company’s shareholders approved the Amended and Restated Non-Employee Director Share Plan, which amends and restates the Non-Employee Director Share Plan to both increase the number of Common Shares authorized for issuance under the plan from 25,000 Common Shares to an aggregate of 48,000 Common Shares and extends the term of the plan to be coterminous with any extension of the time period permitted for the operation and liquidation of the Company’s assets, as may be determined by the Board of Directors from time to time in accordance with the Company’s Memorandum of Association. The Company’s Board of Directors approved the Amended and Restated Non-Employee Director Share Plan on June 4, 2004. Prior to the approval of the Amended and Restated Non-Employee Director Share Plan, the plan was set to terminate on October 24, 2005 pursuant to its terms. Except as described above, the Amended and Restated Non-Employee Director Share Plan does not amend, alter or change any other terms of the plan. During fiscal year 2004, each director received 1,500 common shares pursuant to the plan.

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

The following table sets forth information regarding compensation earned by the Chief Executive Officer and Chief Operating Officer of the Company during fiscal years 2004, 2003 and 2002.

	Fiscal Year	Annual Compensation		Long Term Compensation		All Other Compensation(2)
Name and Principal Position		Salary ($)	Bonus ($)(1)	Restricted Stock Awards($)	Securities Underlying Options(#)
Stephen G. Kasnet President, Chief Executive Officer	2004 2003 2002	325,000 325,000 325,000	325,000 325,000 325,000	— — —	— — —	258,419 374,352 2,888,927
Donald H. Hunter Chief Operating Officer, Chief Financial Officer	2004 2003 2002	250,000 250,000 250,000	275,000 250,000 250,000	— — —	— — —	146,952 213,125 637,453

(1)	Bonuses are paid by Harbor Global through Calypso Management under a bonus plan for the Company’s officers that enables Mr. Kasnet to receive an annual bonus of up to 100% of his salary and Mr. Hunter to receive an annual bonus of up to 110% of his salary, in each case based upon the achievement of performance goals that are established by the Harbor Global Board of Directors. All bonuses were reviewed and approved by the Board of Directors.
(2)	Fiscal year 2004 includes contributions of $22,092 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(k) plan. Payments of $62,360 and $17,633 were made to Mr. Kasnet and Mr. Hunter, respectively, in 2004 as supplemental pension payments by Calypso Management. Additionally, payments of $173,967 and $107,227 were made in 2004 to Mr. Kasnet and Mr. Hunter, respectively, representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution to Harbor Global shareholders in 2004. Fiscal year 2003 includes contributions of $20,742 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(K) plan. Payments of $62,360 and $17,633, respectively, were made to Mr. Kasnet and Mr. Hunter in 2003 as supplemental pension payments by Calypso Management. Additionally, payments of $291,250 and $174,750 were made in 2003 to Mr. Kasnet and Mr. Hunter, respectively, representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution made to Harbor Global shareholders in 2003. Fiscal year 2002 includes contributions of $15,161 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(k) plan. Payments of $62,360 and $17,633 were made in 2002 to Mr. Kasnet and Mr. Hunter, respectively, as supplemental pension payments by Calypso Management. Additionally, payments of $1,007,766 and $604,659 were made in 2002 to Mr. Kasnet and Mr. Hunter representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distributions made to Harbor Global shareholders prior to and in October 2002. Mr. Kasnet’s 2002 compensation also includes a $1,800,000 signing and retention bonus and $3,640 for life insurance coverage.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents the number of Harbor Global common shares beneficially owned as of March 1, 2005, unless otherwise indicated, by:

—	each person or entity known by Harbor Global to own more than five percent of its issued and outstanding common shares;

—	each director of Harbor Global;

—	each of the executive officers of Harbor Global; and

—	all directors and officers of Harbor Global as a group.

Unless otherwise indicated, each person or entity has sole voting and investment power with respect to the shares listed opposite such person’s or entity’s name. Unless otherwise indicated, the percentages set forth below are based upon a total of 5,667,311 common shares outstanding as of March 1, 2005.

Beneficial Owner	Number Of Shares		Percent Of Outstanding Shares
John F. Cogan, Jr+ Pioneer Investment Management USA Inc 60 State Street Boston, MA 02109	802,499	(1)	14.16%
Gabelli Funds, LLC One Corporate Center Rye, NY 10580	751,640	(2)	13.26%
S. Muoio & Co. LLC 509 Madison Avenue, Suite 406 New York, NY 10022	748,725	(3)	13.12%
Perry Corp 599 Lexington Avenue New York, NY 10022	536,389	(4)	9.47%
Deutsche Bank AG Taunusanlage 12, D-60325 Frankfurt on Main, Germany	530,004	(5)	9.35%
Citigroup Inc 425 Park Avenue New York, NY 10043	470,800	(6)	8.31%
Tudor Proprietary Trading, L.L.C. 1275 King Street Greenwich, CT 06831	320,540	(7)	5.66%
W. Reid Sanders+	36,000		*

John H. Valentine+	16,600		*

John D. Curtin Jr.+	16,000		*

Stephen G. Kasnet+	33,333	(8)	*

Donald H. Hunter+	1,051		*

All directors and officers of Harbor Global as a group (6 persons)	905,483		15.98%

*	Denotes ownership of less than 1% of outstanding shares of Harbor Global common shares.
+	Denotes a director or executive officer of Harbor Global.
(1)	Consists of 703,631 common shares with respect to which Mr. Cogan exercises sole voting and investment power and 98,868 common shares with respect to which Mr. Cogan exercises shared voting and investment power. This information is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13D, dated December 8, 2000 and filed with the Securities and Exchange Commission on December 8, 2000 as well as Form 4, dated October 24, 2004 and filed with the Securities and Exchange Commission on October 25, 2004.
(2)	Consists of common shares held by a variety of investment advisory and investment company clients, over which shares GAMCO Investors, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc. or one of their affiliates exercises sole voting and investment power except that GAMCO Investors, Inc. does not have the power to vote 11,200 shares reported as beneficially owned by it and subject to certain exceptions reported in Amendment No. 1 to Schedule 13D/A, dated March 14, 2003, and filed with the Securities and Exchange Commission on March 14, 2003. This information is based solely on information provided by Gabelli Asset Management Inc. in such Amendment No. 1 to Schedule 13D/A.

(3)	S. Muoio & Co. LLC exercises shared voting and investment power over these shares. The foregoing is based solely on information provided by the shareholder in Amendment No. 6 to Schedule 13G/A, dated February 11, 2005, and filed with the Securities and Exchange Commission on February 14, 2005 and Form 4, dated February 16, 2005 and filed with the Securities and Exchange Commission on February 16, 2005.
(4)	The reported number of shares is based solely on information provided by the shareholder in Amendment No. 6 to Schedule 13G/A, dated February 9, 2005, and filed with the Securities and Exchange Commission on February 10, 2005.
(5)	Consists of common shares over which Deutsche Bank AG exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13G, dated January 28, 2005, and filed with the Securities and Exchange Commission on January 31, 2005.
(6)	Consists of common shares which Citigroup Inc. (“Citigroup”) indirectly beneficially owns, through its holding company structure representing, including: (i) 200,000 common shares beneficially owned by Citigroup Financial Products Inc. (“CFP”) over which CFP and Citigroup exercise shared voting and investment power; (ii) 5,800 common shares beneficially owned by a subsidiary of Citigroup Global Markets Holdings Inc. (“CGM Holdings”) over which CGM Holdings and Citigroup exercise shared voting and investment power; and (iii) 265,000 common shares beneficially owned by certain other subsidiaries of Citigroup over which Citigroup exercises shared voting and investment power. The foregoing is based solely on information provided by Citigroup, Salomon and SSB Holdings in Amendment 1 to Schedule 13D, dated November 15, 2004, and filed with the Securities and Exchange Commission on November 15, 2004.
(7)	Consists of common shares over which Tudor Proprietary Trading, L.L.C. exercises shared voting and investment power with Paul Tudor Jones, III. Because Mr. Jones is the indirect controlling equity holder of Tudor Proprietary Trading, L.L.C., Mr. Jones may be deemed to beneficially own the shares. Mr. Jones disclaims such beneficial ownership. The foregoing is based solely on information provided by the shareholder in Amendment No.1 to Schedule 13G/A, dated February 1, 2002, and filed with the Securities and Exchange Commission on February 5, 2002.
(8)	Consists of 3,353 common shares with respect to which Mr. Kasnet exercises sole voting and investment power and 29,980 common shares with respect to which Mr. Kasnet exercised shared voting and investment power.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information as of December 31, 2004 with respect to the Non-Employee Director Share Plan, the only compensation plan under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	N/A	24,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	24,000

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

The amended and restated administration and liquidation agreement provides that Harbor Global pays the operating expenses of Calypso Management incurred in connection with the provision of services to Harbor Global. These operating expenses include annual salaries for Mr. Kasnet and Mr. Hunter of $325,000 and $250,000, respectively. In addition, Mr. Kasnet is eligible for an annual bonus of up to 100% of base salary and Mr. Hunter is eligible for an annual bonus of up to 110% of base salary, depending upon the achievement of performance goals established by the Harbor Global Board of Directors. In addition, the operating expenses of Calypso Management that are reimbursed by Harbor Global include the salaries of other employees of Calypso Management. Calypso Management provides the services of Mr. Kasnet and Mr. Hunter and other employees to act as officers and employees of Harbor Global. The provision of services to Harbor Global by Calypso Management, Mr. Kasnet and Mr. Hunter is exclusive, and Calypso Management, Mr. Kasnet and Mr. Hunter may not render services to other persons or entities without the prior written consent of the Harbor Global Board of Directors.

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

On October 18, 2004, pursuant to the Company’s memorandum of association, the Board of Directors unanimously authorized the Company to continue operating its assets for an additional one year period or through October 24, 2006, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981. Accordingly, on December 8, the Company and Calypso Management entered into an amendment to the amended and restated administration and liquidation agreement extending the term of this agreement to October 24, 2006. Harbor Global may terminate the agreement in the event of:

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by PwC for each of the last two fiscal years ending December 31, 2004 and December 31, 2003, was approximately $254,000 and $229,000 respectively.

PwC did not bill nor did the Company pay any fees for audit related services, tax fees or any other fees for non-audit services during fiscal years 2004 and 2003. For the purposes of this disclosure, in accordance with the Securities and Exchange Commission definitions and rules, “audit fees” are fees paid to PwC, as applicable, for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K and the review of the Company’s financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of the Company’s foreign subsidiaries. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees for tax compliance, tax advice and tax planning. “All other fees” are fees for any services not included in the first three categories. The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the Company’s independent auditor. The Audit Committee reviews all requests for services by the independent auditor to determine whether such services are compatible with maintaining the independence of the independent auditor. Each request must be specific as to the particular services provided, and the audit committee approves each engagement for services to be performed by the independent auditor for the Company or its subsidiaries. The Audit Committee pre-approved the fiscal 2004 audit engagement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	FINANCIAL STATEMENTS:

The financial statements listed in the Index to Consolidated Financial Statements Filed as part of this Annual Report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements thereto.

3.	EXHIBITS:

The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR GLOBAL COMPANY LTD.

Dated: March 23, 2005	By: /s/ DONALD H. HUNTER
Donald H. Hunter, Chief Operating Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ STEPHEN G. KASNET Stephen G. Kasnet	Principal Executive Officer	March 23, 2005

/S/ DONALD H. HUNTER Donald H. Hunter	Principal Operating Officer, Principal Financial Officer and Principal Accounting Officer	March 23, 2005

/S/ JOHN F. COGAN JR. John F. Cogan Jr.	Director	March 23, 2005

/S/ JOHN D. CURTIN JR. John D. Curtin Jr.	Director	March 23, 2005

/S/ W. REID SANDERS W. Reid Sanders	Director	March 23, 2005

/S/ JOHN H. VALENTINE John H. Valentine	Director	March 23, 2005

HARBOR GLOBAL COMPANY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Harbor Global Company Limited:

We have audited the accompanying consolidated balance sheets of Harbor Global Company Limited (the “Company”) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated January 24, 2003 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Global Company Limited and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  PricewaterhouseCoopers LLP

February 28, 2005

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of

Harbor Global Company Limited

Boston, MA

We have audited the accompanying consolidated statement of earnings, stockholders’ equity, and cash flows of Harbor Global Company Limited (a Bermuda limited duration company) (“the Company”) and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

January 24, 2003

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in Thousands Except Per Share Amounts)
Revenues:
Real Estate Rental Revenue	$7,886	$7,451	$7,714
Other Income	4,433	3,250	2,057

Total Revenues	12,319	10,701	9,771
Operating Expenses:
Salary and Benefit Expenses	(4,640)	(4,178)	(2,974)
Facility Expenses	(1,517)	(1,525)	(1,299)
Building and Property Management Expenses	(2,051)	(2,456)	(2,375)
Management Fee Expense	(2,907)	(3,131)	(2,836)
Other Expenses	(6,251)	(4,836)	(6,504)

Total Operating Expenses	(17,366)	(16,126)	(15,988)

Loss from Operations	(5,047)	(5,425)	(6,217)
Other Income (Expense):
Net Unrealized and Realized Gains on Equity and Fixed Income Securities	2,045	24,813	12,002
Gain on Extinguishment of Note Payable	—	1,250	—
Early Settlement of Note Receivable	—	(191)	—
Gain on Sale of Gold Option	—	875	—
Interest Income, net	2,029	2,525	3,093

Total Other Income	4,074	29,272	15,095
(Loss) Income from Continuing Operations before Provision for Income Taxes, Minority Interest And Equity Loss on Investment	(973)	23,847	8,878
Provision for Income Taxes	(1,922)	(6,470)	(3,866)

(Loss) Income from Continuing Operations before Minority Interest and Equity Loss on Investment.	(2,895)	17,377	5,012
Minority Interest Expense	(1,269)	(9,386)	(3,938)
Equity Gain (Loss) on Venture Capital Investments	156	(154)	(415)

Net (Loss) Income from Continuing Operations Before Discontinued Operations	(4,008)	7,837	659
Discontinued Operations:
Gain on Disposal	—	—	424

Net (Loss) Income	$(4,008)	$7,837	$1,083

(Loss) Earnings Per Share:
Continuing Operations:
Basic and Diluted (Loss) Earnings Per Share	$(0.71)	$1.39	$0.12
Discontinued Operations:
Basic and Diluted Earnings Per Share	—	—	0.08

Basic and Diluted Net (Loss) Earnings Per Share	$(0.71)	$1.39	$0.20

Weighted Average Basic and Diluted Shares Outstanding	5,662	5,656	5,650

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(in Thousands Except Per Share Amounts)
ASSETS
Cash and Cash Equivalents	$7,754	$23,957
Restricted Cash	13,035	6,291
Marketable Securities	17,456	16,217
Accounts Receivable	986	1,233
Notes Receivable	—	4,700
Prepaid Expenses	1,880	1,569
Other Current Assets	7	8

Total Current Assets	41,118	53,975
Polish Venture Capital Investment	273	666
Marketable Securities	19,998	19,197
Long-term Investments	8,715	2,375
Building	21,726	22,035
Other Long-term Assets	1,190	1,060
Goodwill	1,253	1,253

Total Assets	$94,273	$100,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,140	$1,262
Dividends Payable	13,035	6,291
Accrued Expenses	2,206	1,727
Accrued Fees Payable to Calypso Management	739	708
Foreign Taxes Payable	196	1,407
Deferred Taxes	241	376

Total Current Liabilities	17,557	11,771
Deferred Taxes	2,039	1,613

Total Liabilities	19,596	13,384
Minority Interest	27,109	32,453
Commitments/Contingencies (refer to Note 13)
STOCKHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,667,311 and 5,661,311 shares issued and outstanding as of December 31, 2004 and 2003, respectively	14	14
Preferred shares par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	48,284	52,282
Accumulated Deficit	(4,541)	(533)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	3,811	2,961

Total Stockholders’ Equity	47,568	54,724

Total Liabilities and Stockholders’ Equity	$94,273	$100,561

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2004, 2003 and 2002

	Common Shares			Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity (deficit)
	Shares Issued	Par	Paid-in Capital
	(Dollars in Thousands Except Per Share Amounts)
Balance, January 1, 2002	5,649,311	14	62,768	(9,453)	3,304		56,633
Shares Issued	6,000	—	44				44
Net Income				1,083		1,083	1,083
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $264 and minority interest of $558)					629	629	629

Comprehensive Income						$1,712

Acquisition of IFC Interest			1,860				1,860
Distribution			(5,090)				(5,090)

Balance, December 31, 2002	5,655,311	$14	$59,582	$(8,370)	$3,933		$55,159

Shares Issued	6,000	—	59				59
Net Income				7,837		7,837	7,837
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred tax credit of $738 and minority interest income of $1,366)					(972)	(972)	(972)

Comprehensive Income						$6,865

Restricted Unit Award (See Note 14)			541				541
Distribution			(7,900)				(7,900)

Balance, December 31, 2003	5,661,311	$14	$52,282	$(533)	$2,961		$54,724
Shares Issued	6,000	—	59				59
Net Loss				(4,008)		(4,008)	(4,008)
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $427 and minority interest of $487)					850	850	850

Comprehensive Income						$(3,158)

Restricted Unit Award (See Note 14)			(140)				(140)
Distribution			(3,917)				(3,917)

Balance, December 31, 2004	5,667,311	$14	$48,284	$(4,541)	$3,811		$47,568

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(4,008)	$7,837	$1,083
Net Income from Discontinued Operations	—	—	424

Net (Loss) Income from Continuing Operations	(4,008)	7,837	659
Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Non-cash Interest Income on Note Receivable	—	(203)	(958)
Restricted Unit Awards	169	541	—
Depreciation and Amortization	1,042	948	994
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(1,894)	(24,813)	(12,002)
Gain on Extinguishment of Note Payable	—	(1,250)	—
Early Settlement of Note Receivable	—	191	—
Gain on Sale of Gold Option	—	(875)	—
Non-Cash Compensation to Directors from Common Shares	59	59	44
Minority Interest Expense	1,269	9,386	3,938
Equity (Gain) Loss on Venture Capital Investments	(156)	154	415
Changes in Operating Assets and Liabilities—
Other Current Assets	(1,793)	(2,924)	4,951
Accrued Expenses and Accounts Payable	(359)	97	(2,188)

Total Adjustments and Changes in Operating Assets and Liabilities	(1,663)	(18,689)	(4,806)

Net Cash Used in Continuing Operating Activities	(5,671)	(10,852)	(4,147)

Net Cash Used in Discontinued Operations	—	—	(100)

Cash Flows from Investing Activities:
Building	(389)	—	—
Purchase of Investments	(28,031)	(32,519)	(19,458)
Other Long-term Assets	(313)	(394)	(172)
Purchase of IFC’s shares in Pioglobal First Russia	—	—	(450)
Proceeds from Sale of Investments	24,877	58,596	31,050
Net Proceeds from Sale of Russian Timber Operations	—	2,000	5,003
Proceeds from Payment on Note Receivable	4,700	3,000	2,500
Proceeds from Sale of Gold Option	—	875	—
Proceeds from Prospect Poland Fund	549	—	—

Net Cash Provided by Investing Activities	1,393	31,558	18,473

Cash Flows from Financing Activities:
Distributions Paid	(3,917)	(7,900)	(5,090)
Dividends Paid to Minority Interest	(173)	(48)	(196)
Purchase of Restricted Units	(309)	—	—
Subsidiary Level Treasury Stock Repurchase	(782)	—	—
Reclassification of Restricted Cash	(6,744)	2,568	(1,219)
Payment on Note Payable	—	(3,750)	—

Net Cash Used In Financing Activities	(11,925)	(9,130)	(6,505)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,203)	11,576	7,721

Cash and Cash Equivalents, Beginning of Year	23,957	12,381	4,660

Cash and Cash Equivalents, End of Year	$7,754	$23,957	$12,381

Income Taxes Paid	$2,871	$5,559	$5,156

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services including property management and advisory services

•	Other:

—	approximately $9.4 million in cash, cash equivalents and marketable securities held directly by Harbor Global

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. On October 18, 2004, pursuant to the Company’s memorandum of association, the Harbor Global board of directors (“Board of Directors”) unanimously authorized the Company to continue operating its assets for an additional one year period or through October 24, 2006, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981. If Harbor Global has not liquidated all of its assets before October 24, 2006, the Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to two additional one-year periods.

Basis of Presentation

The consolidated financial statements included herein have been prepared using the historical cost basis of the assets and liabilities and historical results of operations related to the Company’s businesses (“Consolidated Financial Statements”).

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments necessary to present fairly the results of operations for the years ended December 31, 2004, 2003 and 2002, the

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

financial position of the Company as of December 31, 2004 and 2003 and cash flows of the Company for the years ended December 31, 2004, 2003 and 2002.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. However, on April 12, 2004, Pioglobal First Russia, Inc., an indirect subsidiary of the Company, through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC (“Pioglobal First Russia”). As a result, the Company anticipates that it will indirectly (through Pioglobal First Russia) incur a United States federal income tax liability of approximately $1,100,000, which is reported in the provision for income taxes in the Consolidated Statement of Operations. Otherwise, the income tax provisions and deferred taxes included in the accompanying Consolidated Financial Statements principally relate to the Company’s corporate subsidiaries that are located primarily in the Russian Federation (“Russia”).

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Harbor Global and its majority-owned subsidiaries. The Company maintains an approximate 8% interest in a limited partnership. Because it is a limited partner investor, the Company accounts for this investment using the equity method of accounting. Equity gains and losses from this investment are included in equity gain or loss on venture capital investments on the accompanying Consolidated Statement of Operations. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Prepaid Expenses

Advertising expenses are expensed as incurred. Insurance premiums are expensed on a straight-line basis over 12 months.

Polish Venture Capital Investment

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quotes are available for the venture capital investments. These investments are valued at fair value, as determined by Prospect Poland Fund’s management. The Company recorded a gain on its investment of approximately $207,000 in 2004 and wrote-down its investment by $102,000 and $325,000 in 2003 and 2002, respectively. For the years ended December 31, 2004, 2003, and 2002 the Company incurred approximately $51,000, $52,000 and $90,000, respectively of operating expenses, representing its approximately 8% share. Additionally, during 2004, the Company received a cash distribution of approximately $549,000 from the Prospect Poland Fund representing its proportionate share of proceeds from the sale of two of its portfolio investments.

Summarized financial information for the Prospect Poland Fund is as follows:

	2004	2003
	(in thousands)
Balance Sheet Data, at December 31,
Current Assets	$467	$893
Non-Current Assets	3,000	7,447
Current Liabilities	(85)	(62)

Partners’ Capital, at December 31	$3,382	$8,278

	2004	2003	2002
	(in thousands)
Operating Data, for the year ended December 31,
Net Operating Loss	$(595)	$(664)	$(1,118)
Net Realized and Unrealized Gain (Loss) from Investments	2,253	(1,747)	(3,518)

Net Increase (Decrease) in Partner’s Capital from Operations	$1,658	$(2,411)	$(4,636)

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statement of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Russian federal and municipal government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on settlement date. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at December 31, 2004 and December 31, 2003. Unrealized gains and losses recorded on Russian government securities are presented for the years ended December 31, 2004, 2003, and 2002.

Balances of Current Marketable Securities

	December 31, 2004	December 31, 2003
	(in thousands)
Russia (trading)	$9,883	$10,160
United States (held to maturity)	7,573	6,057

Total Marketable Securities	$17,456	$16,217

Unrealized Gains (Losses) on Russian Federal and Municipal Government Securities

Twelve months ended December 31,

	2004	2003	2002
	(in thousands)
Gross Unrealized Gains	$524	$1,109	$548
Gross Unrealized Losses	(643)	(31)	(154)

Net Unrealized (Losses) Gains	$(119)	$1,078	$394

Net realized gains on investments for the twelve months ended December 31, 2004, 2003, and 2002 were approximately $360,000, $606,000 and $390,000, respectively.

The amortized cost and estimated fair value of held to maturity investments by contractual maturities for the years ended December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Maturing in Less than 1 Year	$7,573	$7,545	$4,553	$4,821
Maturing between 1-5 Years	—	—	1,504	1,232

Total	$7,573	$7,545	$6,057	$6,053

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Set forth in the following tables are the balances of long-term marketable securities at December 31, 2004 and December 31, 2003 as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at December 31, 2004 and December 31, 2003:

Balance of Long-term Marketable Securities Classified as Available for Sale

	December 31, 2004	December 31, 2003
	(in thousands)
Equity Securities	$13,333	$10,206
Corporate Bonds	5,043	7,599
Unit Funds	1,622	1,392

Total Marketable Securities	$19,998	$19,197

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	December 31, 2004	December 31, 2003
	(in thousands)
Equity Securities
Gross Unrealized Gain	$7,276	$5,543
Gross Unrealized Loss	(115)	(9)

Net Unrealized Gain	$7,161	$5,534
Corporate Bonds
Gross Unrealized Gain	$329	$394
Gross Unrealized Loss	—	—

Net Unrealized Gain	$329	$394
Unit Funds
Gross Unrealized Gain	$992	$789
Gross Unrealized Loss	—	—

Net Unrealized Gain	$992	$789

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The amortized cost and estimated fair value of available for sale Russian corporate bonds by contractual maturities for the years ended December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Maturing in Less than 1 Year	$2,126	$2,299	$4	$43
Maturing between 1-5 Years	2,588	2,744	7,200	7,557

Total	$4,714	$5,043	$7,204	$7,600

Long Term Investments

Long term investments consist of Russian equity securities that do not have readily determinable fair values. These investments are stated at cost with adjustments for other than temporary impairment in the accompanying Consolidated Balance Sheets.

Building

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years.

Goodwill

As a result of Pioglobal Omega, L.L.C.’s (“Pioglobal Omega”) acquisition of the International Finance Corporation’s (“IFC”) 18.35% minority interest in Pioglobal First Russia in 2002, the Company recorded goodwill of approximately $300,000. The Company acquired its Russian real estate management and investment management operations in 1995 for approximately $20,000,000. At inception, the excess of the purchase price over the estimated fair value of the assets approximated $2,858,000. The Company recorded goodwill amortization expense of approximately $1,905,000 through December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and no longer amortizes goodwill, but rather tests for impairment annually at the reporting unit level.

Valuation of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, marketable securities, and accounts payable. The Company considers available market quotations when estimating fair value of financial instruments. Except for investments, the carrying values of the Company’s financial instruments approximate fair value.

Marketable securities, which are recorded pursuant to SFAS No. 115, primarily consist of Russian equity securities and Russian corporate bonds characterized as available-for-sale and recorded at fair value, foreign government bonds characterized as trading and recorded at fair value, and United States treasury bills characterized as held-to-maturity and recorded at cost.

At December 31, 2004 and 2003, the carrying value of the United States treasury bills, which are recorded in cash and cash equivalents and short-term marketable securities was approximately $8,292,000 and $7,161,000,

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

respectively. Based on available market quotations, the carrying value of the United States treasury bills at December 31, 2004, exceeded their fair value by approximately $30,000, which is comprised of gross unrecognized holding losses of approximately $30,000. Based on available market quotations, the fair value of the United States treasury bills at December 31, 2003 exceeded their carrying value by approximately $23,000, which is comprised of gross unrecognized holding gains of approximately $30,000 and gross unrecognized holding losses of approximately $7,000.

Foreign Currency Translation

Although the Company’s operations are conducted in Russia, the Company transacts the majority of its business in Russia in United States dollars, and as a result, the functional currency used for the Company’s Russian subsidiaries is currently the United States dollar. For those entities, the translation gains and losses that result from remeasuring into the United States dollar for reporting purposes are included in the accompanying Consolidated Statements of Earnings. For the year ended December 31, 2004 and 2003, net foreign currency gains in the Consolidated Statement of Operations were approximately $918,000 and $639,000, respectively. Net foreign currency losses in the Statement of Operations were approximately $371,000 in 2002.

Concentration of Risk

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

Reclassifications

Certain reclassifications have been made to the 2002 and 2003 amounts to conform to the 2004 presentation.

(3)	CONCENTRATION OF REVENUES

A significant portion of the Company’s revenues are concentrated in the PIOGLOBAL Real Estate Investment Fund and consist of rental revenues earned from its principal asset, Meridian Commercial Tower. Rental revenues were approximately 64%, 70% and 79% of total revenues in fiscal 2004, 2003, and 2002, respectively.

(4)	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(5)	BUILDING

The cost and the accumulated depreciation for the building are as follows:

	2004	2003
	(in thousands)
Building Cost	$26,709	$26,709
Building Improvements	389	—
Accumulated Depreciation	(5,372)	(4,674)

	$21,726	$22,035

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(6)	FIXED ASSETS

Furniture and fixtures are classified as other long term assets. The cost and accumulated depreciation for furniture and fixtures are as follows:

	2004	2003
	(in thousands)
Furniture and Fixtures	$1,670	$1,358
Accumulated Depreciation	(755)	(594)

	$915	$764

Furniture and fixtures are depreciated on a straight-line basis over five years. Depreciation expense was approximately $173,000, $168,000, and $92,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Effective March 19, 2003, Goldfields II and Ashanti executed an amendment to the Purchase Agreement. Pursuant to the amendment, Ashanti agreed to release Goldfields II from its obligation to indemnify Ashanti for breach of representations and warranties relating to tax and environmental matters contained in the Purchase Agreement in exchange for a $1,100,000 reduction in the amount remaining due from Ashanti to Goldfields II under the Purchase Agreement and related promissory note. Accordingly, under the amended Purchase Agreement and related promissory note, Ashanti made a final payment to the Company in the amount of $4,700,000 during the first quarter of 2004 and has paid the Company $12,700,000 due under the promissory note. The Company adjusted the carrying value of the note receivable during the first quarter of 2003 by approximately $191,000 as a result of the amendment. The Company recorded the adjustment in other income (expense) in the Consolidated Statement of Operations.

In connection with the release of Goldfields II from its indemnification obligations to Ashanti, Pioneer and the Company entered into an amendment to the Distribution Agreement. Under the Distribution Agreement, the Company was previously obligated to return to Pioneer, in 2005, the lesser of $5,000,000 or the actual proceeds received by Goldfields II from Ashanti under the Purchase Agreement less any indemnification claims paid under the Purchase Agreement. Pursuant to the amendment, Pioneer agreed to accept $3,750,000 in satisfaction of the foregoing obligation, if the amount was paid on or before March 31, 2003. The Company paid $3,750,000 to Pioneer on March 20, 2003. As a result of the foregoing reduction in, and satisfaction of, the note payable to Pioneer, the Company recorded a gain of $1,250,000 during the first quarter of 2003, which is reflected in the Consolidated Statement of Operations as a component of other income (expense).

Pursuant to the Purchase Agreement, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006, contingent on the market price of gold and productivity of the Ghanaian gold mine. The Company earned its first supplemental payment of $250,000 for the quarter ending March 31, 2003. On April 25, 2003, Goldfields II agreed to sell its right to receive the remaining twelve (12) additional supplemental payments from Ashanti to HSBC Bank in exchange

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company recorded a gain of $875,000 in the second quarter of 2003, which is reflected in the Consolidated Statement of Operations as a component of other income (expense).

(8)	DIVIDEND PAYABLE

The dividend payable of approximately $13,035,000 and approximately $6,291,000 at December 31, 2004 and December 31, 2003, respectively, represents a payable to minority shareholders of PIOGLOBAL Real Estate Investment Fund. Approximately $13,035,000 and approximately $6,291,000 has been set aside by PIOGLOBAL Real Estate Investment Fund as of December 31, 2004 and December 31, 2003, respectively, to satisfy this liability and is classified as restricted cash.

(9)	OTHER EXPENSES

Other expenses consist of the following:

	December 31,
	2004	2003	2002
	(in thousands)
Insurance	$630	$591	$517
Other Taxes	2,389	1,571	1,535
Professional Services	930	920	1,349
Advertising Expense	1,595	965	973
Selling Expense	789	668	762
Realized (Gains) Losses on Foreign Currency Transactions and Translation (Gains) Losses	(918)	(639)	371
Telephone and Data Processing	214	224	182
Directors Fees	174	199	144
Travel, Subscriptions, and Dues	142	109	133
Other	306	228	538

Total Other Expenses	$6,251	$4,836	$6,504

(10)	INCOME TAXES

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

The following is a summary of the components of income (loss) from continuing operations before provision for income taxes and minority interest for financial reporting purposes:

	2004	2003	2002
	(in thousands)
Domestic	$(1,548)	$(1,202)	$(847)
Foreign	575	25,049	9,725

	$(973)	$23,847	$8,878

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company is a Bermuda limited duration company and is not subject to taxation in Bermuda. The components of the provision for income taxes on continuing operations consist of:

	2004	2003	2002
	(in thousands)
Current Foreign	$632	$6,034	$3,542
Deferred Foreign	241	376	324
Current Domestic	1,049	60	—

	$1,922	$6,470	$3,866

Because of its classification as a partnership for United States federal income tax purposes, Harbor Global itself is not subject to United States federal income tax and hence the effective tax rate is zero. However, on April 12, 2004 Pioglobal First Russia converted from a Delaware corporation into a Delaware limited liability company. As a result, the Company anticipates that it will indirectly incur a United Stated federal income tax liability of approximately $1,049,000, which is reported in the provision for income taxes in the Consolidated Statement of Operations. Otherwise, the income tax provisions and the deferred taxes included in the accompanying Consolidated Financial Statements relate primarily to the Company’s corporate subsidiaries that are located in Russia. The Company’s venture capital investments held in Poland are primarily conducted through partnerships that are not taxable.

The tax effects of significant temporary differences are as follows:

	2004	2003
	(in thousands)
Non-Current Deferred Tax Asset	$347	$337
Less Valuation Allowance	(347)	(337)

Net Non-Current Deferred Tax Asset	—	—
Current Deferred Tax Liability on Net Unrealized Gains on Short Term Marketable Securities	$241	376
Non-Current Deferred Tax Liability on Net Unrealized Gains on Long term Marketable Securities	2,039	1,613

Net Deferred Tax Liability	$2,280	$1,989

The non-current deferred tax asset arises primarily from the difference between book and tax depreciation of the Meridian Commercial Tower. Due to market uncertainties inherent in operating in Russia, a valuation allowance has been established equal to the value of the non-current deferred tax asset.

(11)	MINORITY INTEREST

The Company’s minority interest liability includes the interests of the other equity holders of PIOGLOBAL Real Estate Investment Fund, an approximate 52% owned subsidiary of the Company. The liability is recorded based on the net book value at the balance sheet date. As of December 31, 2004 and 2003, the Company’s minority interest liability in PIOGLOBAL Real Estate Investment Fund was approximately $27,109,000 and $32,453,000, respectively.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control as defined in the amended and restated administration and liquidation agreement.

The Company incurred management fee expenses of approximately $2,573,000, $2,548,000 and $2,796,000 during 2004, 2003 and 2002, respectively related to the reimbursement of expenses. Of this management fee, approximately $739,000 and $708,000 was outstanding at December 31, 2004 and 2003, respectively.

During 2004, the Company incurred additional management fee expense of approximately $334,000 in connection with the distribution paid to shareholders on November 15, 2004. During 2003, the Company incurred additional management fee expense of approximately $583,000 in connection with the distribution paid to shareholders on June 27, 2003.

On October 24, 2004, 2003, and 2002, the Company issued 1,500 shares of its common stock to each of its directors pursuant to, and in accordance with, the Company’s Amended and Restated Non-Employee Director Share Plan. As a result the Company recorded a compensation charge to the Consolidated Statement of Operations of approximately $59,000, $59,000 and $44,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-Off date, each director of the Company who is not an employee will be granted and issued 1,500 fully vested common shares in consideration of each non-employee director’s future service as a director.

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

Operating lease expenses were approximately $748,000, $823,000, and $610,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The table below provides information about future operating lease commitments having initial or remaining non cancelable terms in excess of one year.

Year Ending December 31,
2005	$639,771
2006	429,949
2007	113,000
2008	49,610
2009	49,610
Beyond	49,610

$1,331,550

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

(14)	RESTRICTED UNIT AWARD

Effective September 24, 2003, Pioglobal First Russia awarded restricted units in an aggregate amount equivalent to ten percent of the issued and outstanding shares of Pioglobal First Russia to two officers of Pioglobal First Russia’s wholly owned subsidiary, Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”). Each officer was fully vested with respect to the award. For the year ended December 31, 2003, Pioglobal First Russia recorded compensation expense of $541,000 in connection with the restricted stock awards. On of April 15, 2004, Pioglobal First Russia repurchased all of the membership interest of one of the officers who resigned from PIOGLOBAL Asset Management for $308,500. These amounts are included in “salary and benefit expenses” on the Consolidated Statement of Operations.

Effective May 19, 2004, Pioglobal First Russia granted restricted units in Pioglobal First Russia to three officers of PIOGLOBAL Asset Management. Under the unit agreements, Pioglobal First Russia awarded, at no cost to the officers, an aggregate number of units equivalent to approximately 4% of the issued and outstanding units of Pioglobal First Russia, on a fully diluted basis. Upon the full vesting of these awards, the Company will continue to own approximately 91% of the outstanding units in Pioglobal First Russia. Such units are required to be issued over a period of three years beginning on May 19, 2004 and ending on December 31, 2006, according to the schedules set forth in the respective unit agreements, if the respective officer continues to be employed by PIOGLOBAL Asset Management as a full-time employee. As of December 31, 2004, 3% of such restricted units had fully vested. The fair value of the units issued during 2003 and 2004 were calculated using the valuation services of an independent third party as of December 31, 2004. Accordingly, Pioglobal First Russia recorded compensation expense of approximately $169,000 in connection with the valuation of the restricted unit awards. This amount is included in salary and benefit expense in the Consolidated Statement of Operations.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

company for an aggregate purchase price of $7,550,000, of which $5,550,000 was paid in cash at the closing and $2,000,000 was paid in the form of a one-year promissory note. The remaining $2,000,000 was received, and the promissory note paid in full, on June 3, 2003.

For the year ended December 31, 2002, the Company recorded a gain of approximately $424,000 on the disposal of the Russian timber operations.

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

Previously the Company reported its Russian timber operations as a separate segment. Due to the sale of the Russian timber operations segment, these results have been segregated from continuing operations. The segment disclosures previously reported have been restated to reflect the Company’s continuing segments.

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2004
Net Revenues and Sales	$11,255	$1,064	$—	$12,319

(Loss) Income before Income Taxes, Minority Interest and Equity Loss on Investments	(406)	(765)	198	(973)
Income Taxes	(1,923)	11	(10)	(1,922)
Minority Interest Expense	(1,269)	—	—	(1,269)
Equity Gain on Investment	—	—	156	156

Net (Loss) Income	$(3,598)	$(754)	$344	$(4,008)

Depreciation and Amortization	$(1,018)	$(24)	$—	$(1,042)

Total Assets	$82,623	$1,411	$10,239	$94,273

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2004
Revenues from External Customers—
Russia	$12,319
Other	—

Total	$12,319

Fixed Assets and Other Assets
Russia	$22,868
Other	273

Total	$23,141

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2003
Net Revenues and Sales	$9,151	$1,300	$250	$10,701

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	21,748	(412)	2,511	23,847
Income Taxes	(6,410)	(60)	—	(6,470)
Minority Interest Expense	(9,386)	—	—	(9,386)
Equity Loss on Investment	—	—	(154)	(154)

Net Income (Loss)	$5,952	$(472)	$2,357	$7,837

Depreciation and Amortization	$(922)	$(26)	$—	$(948)

Total Assets	$91,188	$1,481	$7,892	$100,561

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2003
Revenues from External Customers—
Russia	$10,451
Other	250

Total	$10,701

Fixed Assets and Other Assets
Russia	$23,348
Other	666

Total	$24,014

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2002
Net Revenues and Sales	$8,606	$1,165	$—	$9,771

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	7,656	(695)	1,917	8,878
Income Taxes	(3,861)	(5)	—	(3,866)
Minority Interest Expense	(3,938)	—	—	(3,938)
Equity Loss on Investment	—	—	(415)	(415)

Net (Loss) Income from Continuing Operations	$(143)	$(700)	$1,502	$659

Depreciation and Amortization	$(959)	$(35)	$—	$(994)

Total Assets	$74,023	$649	$23,993	$98,665

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2002
Revenues from External Customers—
Russia	$9,771
Other	—

Total	$9,771

Fixed Assets and Other Assets
Russia	$24,838
Other	820

Total	$25,658

(18)	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data is presented below.

	Year Ended December 31, 2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues and Sales	$3,294	$2,838	$2,653	$3,534
Net (Loss) Income	(609)	(2,782)	(1,233)	616
Basic and Diluted (Loss) Earnings per Share:
(Loss) Earnings per Share	$(0.11)	$(0.49)	$(0.22)	$0.11

	Year Ended December 31, 2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues and Sales	$2,510	$2,391	$2,624	$3,176
Net Income (Loss)	1,795	2,727	(560)	3,875
Basic and Diluted Earnings (Loss) per Share:
Earnings (Loss) per Share	$0.32	$0.48	$(0.10)	$0.69

INDEX TO EXHIBITS

Exhibit Number	Description
2.1[b]	Form of Distribution Agreement by and among Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
2.2[f]	Amendment No. 1 to the Distribution Agreement between Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd. dated March 19, 2003
3.1[a]	Memorandum of Association of Harbor Global Company Ltd.
3.2[a]	Bye-Laws of Harbor Global Company Ltd.
4.1[c]	Specimen Common Share Certificate
10.1[a]	Form of Tax Separation Agreement by and among Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
10.2[a]	Purchase Agreement dated as of May 11, 2000 by and among Ashanti Goldfields Company Limited, Pioneer Investment Management USA Inc., Pioneer Goldfields II Limited and Ashanti Goldfields (Teberebie) Limited
10.3[a]	Form of Promissory Note from Ashanti Goldfields Teberebie Limited to Pioneer Goldfields II Limited
10.4[f]	Agreement dated March 19, 2003 between Pioneer Goldfields II Limited, Pioneer Investment Management USA Inc. and Ashanti Goldfields Company Limited.
10.5[g]	Purchase Agreement dated April 25, 2003 between Harbor Global Company Ltd., PIOGLOBAL Goldfields II Limited and HSBC Bank USA.
10.6[g]	Assignment Agreement dated April 30, 2003 by PIOGLOBAL Goldfields II Limited in favor of HSBC Bank USA.
10.7[g]	Collateral Agreement dated April 30, 2003 between PIOGLOBAL Goldfields II Limited and HSBC Bank USA.
10.8[g]	Consent given as of April 24, 2003 by Ashanti Goldfields Company Limited and Ashanti Goldfields Teberebie Limited.
10.9[a]	Amended and Restated Limited Partnership Agreement of Pioneer Poland U.S., L.P. dated as of January 20, 1995 by and between Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and Pioneer Poland U.K. (Jersey) Limited, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.10[a]	Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of January 20, 1995 by and among Pioneer Poland UK Limited, Pioneer Poland U.K. (Jersey) Limited and the Limited Partners, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.11[d]	Massachusetts Full-Service Office Lease Faneuil Hall Marketplace, dated as of October 26, 2000, between Faneuil Hall Marketplace, Inc. and Harbor Global Company Ltd., as amended by First Amendment to Lease dated as of December 13, 2000
10.12[n]	Master Lease Agreement dated as of July 1, 1996 by and between Open Joint Stock Company “Real Estate Investment Fund PIOGLOBAL” (formerly OAO “Investment Fund PIOGLOBAL”, OAO “Pioneer First Investment Fund”, OAO “First Investment Voucher Fund”) and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.), as amended and restated as of May 5, 2004
10.13[n]	Management Agreement No. B 322 dated as of July 24, 2002 by and between Closed Joint-Stock Company “PIOGLOBAL Asset Management” and Open Joint-Stock Company “PIOGLOBAL Investment Fund”
10.14[a]	Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended February 14, 2000 by Supplemental Agreement No. 7
10.15[a]	Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)
10.16b*	Form of Employment Agreement by and between Calypso Management LLC and Stephen G. Kasnet

Exhibit Number	Description
10.17b*	Form of Employment Agreement by and between Calypso Management LLC and Donald H. Hunter
10.18e*	Letter dated October 22, 2002 from the Board of Directors of Harbor Global Company Ltd. To Calypso Management LLC.
10.19[i]*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.
10.20i*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Donald H. Hunter.
10.21n*	Amendment to Employment Agreement dated December 8, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.
10.22m*	Amendment to Employment Agreement effective December 8, 2004 by and between Calypso Management LLC and Donald H. Hunter.
10.23g*	Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated July 10, 2003.
10.24n*	Extension of term of the Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated December 8, 2004.
10.25m*	Amendment to the Amended and Restated Administration and Liquidation Agreement, effective as of December 8, 2004, by and between Calypso Management LLC and Harbor Global Company Ltd.
10.26[h]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.
10.27[h]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.
10.28[j]	Operating Agreement of PIOGLOBAL First Russia, LLC dated April 12, 2004
10.29[j]	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.
10.30[j]	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.
10.31[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexander Chernyshev.
10.32[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexander Chernyshev on May 19, 2004
10.33[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Dmitry Larin
10.34[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Dmitry Larin on May 19, 2004
10.35[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexey Oschepkov
10.36[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexey Oschepkov on May 19, 2004
10.37n*	Amended and Restated Harbor Global Company Ltd. Non-Employee Director Share Plan.
14.1[l]	Harbor Global Company Ltd. Code of Ethics and Conduct, as amended on August 11, 2004.
21.1[n]	List of Subsidiaries of Harbor Global Company Ltd.
31.1[n]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2[n]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1[n]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2[n]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[n]	Filed herewith.
[m]	Incorporated by reference to Harbor Global’s Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2004.
[l]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 8, 2004.
[k]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and filed with the Securities and Exchange Commission on August 11, 2004.
[j]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on April 28, 2004.
[i]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 26, 2004.
[h]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 6, 2003.
[g]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 6, 2003.
[f]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission filed on May 6, 2003.
[e]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 12, 2002.
[d]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 26, 2002.
[c]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 13, 2000.
[b]	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
[a]	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
*	Denotes a management contract or compensatory plan or arrangement.