Form 10-Q
period 2005-03-31
HARBOR GLOBAL CO LTD
filed 2005-04-27
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 15, 2005, the registrant had 5,667,311 common shares, par value $.0025 per share, issued and outstanding.

HARBOR GLOBAL COMPANY LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$6,615	$7,754
Restricted Cash	12,983	13,035
Marketable Securities	17,051	17,456
Accounts Receivable	1,034	986
Prepaid Expenses	2,190	1,880
Other Current Assets	7	7

Total Current Assets	39,880	41,118

Polish Venture Capital Investment	259	273
Marketable Securities	23,329	19,998
Long-term Investments	6,414	8,715
Building	21,553	21,726
Other Long-term Assets	1,274	1,190
Goodwill	1,253	1,253

Total Assets	$93,962	$94,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$614	$1,140
Dividend Payable	12,983	13,035
Accrued Expenses	1,859	2,206
Accrued Fees Payable to Calypso Management	186	739
Foreign Taxes Payable	695	196
Deferred Taxes	252	241

Total Current Liabilities	16,589	17,557

Deferred Taxes	2,133	2,039

Total Liabilities	18,722	19,596

Minority Interest	27,983	27,109

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,667,311 shares issued and outstanding as of March 31, 2005 and December 31, 2004	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	48,284	48,284
Accumulated Deficit	(5,041)	(4,541)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	4,000	3,811

Total Stockholders’ Equity	47,257	47,568

Total Liabilities and Stockholders’ Equity	$93,962	$94,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues:
Real Estate Rental Revenue	$2,093	$1,926
Other Income	781	1,462

Total Revenues	2,874	3,388

Operating Expenses:
Salary and Benefit Expenses	(1,281)	(1,313)
Facility Expenses	(358)	(379)
Building and Property Management Expenses	(635)	(689)
Management Fee Expense	(795)	(980)
Other Expenses	(1,380)	(635)

Total Operating Expenses	(4,449)	(3,996)

Operating Loss	(1,575)	(608)

Other Income:
Net Unrealized and Realized Gains on Securities	2,242	562
Interest Income	483	508

Total Other Income	2,725	1,070

Income from Operations before Provision for Income Taxes, Minority Interest and Equity Loss on Investment	1,150	462

Provision for Income Taxes	(879)	(249)

Income from Operations before Minority Interest and Equity Loss on Investment	271	213

Minority Interest	(757)	(812)
Equity Loss on Venture Capital Investments	(14)	(10)

Net Loss	$(500)	$(609)

Loss Per Share:
Basic and Diluted Loss Per Share	$(0.09)	$(0.11)

Weighted Average Basic and Diluted Shares Outstanding	5,667	5,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(500)	$(609)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities —
Depreciation and Amortization	263	231
Restricted Unit Awards	—	76
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(2,242)	(562)
Minority Interest	757	812
Equity Loss on Venture Capital Investment	14	10
Changes in Operating Assets and Liabilities —
Other Current Assets	219	(3,876)
Accrued Expenses and Accounts Payable	(957)	(1,178)

Total Adjustments and Changes in Operating Assets and Liabilities	(1,946)	(4,487)

Net Cash Used in Operating Activities	(2,446)	(5,096)

Cash Flows from Investing Activities:
Purchase of Long-term Investments and Marketable Securities	(8,340)	(4,745)
Other Long-term Assets	(133)	6
Proceeds from Sale of Long-term Investments and Marketable Securities	9,742	6,038
Proceeds from Payment on Note Receivable	—	4,700

Net Cash Provided by Investing Activities	1,269	5,999

Cash Flows from Financing Activities:
Dividends Paid	(15)	(5)
Reclassification of Restricted Cash	53	(207)

Net Cash Provided By (Used In) Financing Activities	38	(212)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,139)	691

Cash and Cash Equivalents, Beginning of Period	7,754	23,957

Cash and Cash Equivalents, End of Period	$6,615	$24,648

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services, including property management and advisory services

•	Other:

•	approximately $7.5 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 is unaudited; however, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of March 31, 2005 and the results of operations and cash flows of the Company for the three month periods ended March 31, 2005 and 2004. Results for interim periods may not be necessarily indicative of the results to be expected for the year. These interim consolidated financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at amortized cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian federal and municipal government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on the settlement date. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at March 31, 2005 and December 31, 2004. Unrealized gains and losses recorded on Russian government securities are presented for the three months ended March 31, 2005 and 2004.

Balances of Current Marketable Securities

	March 31, 2005	December 31, 2004
	(In Thousands)
Russia (trading)	$10,034	$9,883
United States (held to maturity)	7,017	7,573

Total Marketable Securities	$17,051	$17,456

Net Unrealized Gain on Russian Federal and Municipal Government Securities

	Three months ended March 31,
	2005	2004
	(In Thousands)
Gross Unrealized Gain	$128	$294
Gross Unrealized Loss	(90)	(69)

Net Unrealized Gain	$38	$225

LONG-TERM MARKETABLE SECURITIES

Long-term Marketable Securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds held in the portfolio of the PIOGLOBAL Real Estate Investment Fund and Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”). In addition, certain subsidiaries of the Company maintain investments in unit funds and trust management accounts managed by PIOGLOBAL Asset Management.

Equity securities, corporate bonds and investments in unit funds and trust management accounts are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are recorded in long-term marketable securities based on quoted prices on the Russian Trading System and Moscow Interbank Currency Exchange (“MICEX”). The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses for equity securities, corporate bonds and investments in unit fund and trust management accounts are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of long-term marketable securities at March 31, 2005 and December 31, 2004, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at March 31, 2005 and December 31, 2004:

Balance of Long-term Marketable Securities Classified as Available for Sale

	March 31, 2005	December 31, 2004
	(In Thousands)
Equity Securities	$16,136	$13,333
Corporate Bonds	5,482	5,043
Unit Funds	1,711	1,622

Total Marketable Securities	$23,329	$19,998

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	March 31, 2005	December 31, 2004
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$7,826	$7,276
Gross Unrealized Loss	(266)	(115)

Net Unrealized Gain	$7,560	$7,161

Corporate Bonds
Gross Unrealized Gain	$288	$329
Gross Unrealized Loss	(33)	—

Net Unrealized Gain	$255	$329

Unit Funds
Gross Unrealized Gain	$1,067	$992
Gross Unrealized Loss	—	—

Net Unrealized Gain	$1,067	$992

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 80% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the quarterly period ended March 31, 2005, and approximately 74% of Harbor Global’s total revenue during the same period.

CONCENTRATION OF RISK

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 amounts to conform to the 2005 presentation.

(3) EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(4) CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2005 and 2004, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(In Thousands)
Net Loss	$(500)	$(609)
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $94,000 and $914,000 and minority interest of $117,000 and $1,287,000) for the three months ended March 31, 2005 and 2004, respectively)	189	1,615

Total Comprehensive (Loss) Income	$(311)	$1,006
Additional Paid In Capital	—	76

Change in Stockholder’s Equity	$(311)	$1,082

(5) RELATED PARTY TRANSACTIONS

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

The Company incurred management fee expenses of approximately $795,000, and $745,000 for the three months ended March 31, 2005, and 2004, respectively, related to the reimbursement of expenses. Of this management fee, approximately $186,000 and $178,000 were outstanding at March 31, 2005 and 2004, respectively.

During the first quarter of 2004 the Company also accrued management fee expense and a corresponding payable to Calypso Management of approximately $235,000 associated with proceeds which were ultimately included in the distribution paid to shareholders on November 15, 2004.

Calypso Management pays the rent on behalf of the Company for its offices at One Faneuil Hall Marketplace, Boston, Massachusetts and is reimbursed by the Company pursuant to the administration and liquidation agreement.

PREA L.L.C., the subsidiary through which the Company’s real estate management operations are conducted (“PREA”), leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires in 2043.

Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of all assets owned by PIOGLOBAL Real Estate Investment Fund net of any value added taxes or similar taxes.

(6) INDEMNIFICATION CONTRACTS

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

(7) FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended March 31, 2005
Net Revenues and Sales	$2,620	$254	$—	$2,874

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	1,347	(284)	87	1,150

Provision for Income Taxes	(817)	(1)	(61)	(879)

Minority Interest Expense	(757)	—	—	(757)

Equity Loss on Venture Capital Investment	—	—	(14)	(14)

Net (Loss) Income	$(227)	$(285)	$12	$(500)

Depreciation and Amortization	$257	$6	$—	$263

Total Assets	$84,353	$1,434	$8,175	$93,962

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended March 31, 2004
Net Revenues and Sales	$3,144	$244	$—	$3,388

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	898	(256)	(180)	462

Provision for Income Taxes	(230)	(9)	(10)	(249)

Minority Interest Expense	(812)	—	—	(812)

Equity Loss on Venture Capital Investment	—	—	(10)	(10)

Net Loss	$(144)	$(265)	$(200)	$(609)

Depreciation and Amortization	$224	$7	$—	$231

Total Assets	$95,803	$1,512	$6,158	$103,473

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

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. In addition, certain subsidiaries of the Company maintain investments in unit funds and trust management accounts managed by PIOGLOBAL Asset Management. Russian corporate bonds and investments in unit fund and trust management accounts are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System and MICEX. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other than temporary declines in value are reported in other income (expense) in the Consolidated Statements of Operations.

The Company reports its approximately 8% aggregate limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. No market quote is available for the remaining Polish venture capital investment. This investment is valued at fair value, as determined by Prospect Poland Fund’s management. Unrealized and realized gains or losses are recorded in the

Consolidated Statements of Operations. The Company analyzes the assumptions supporting changes in the fair value of the investment for appropriateness on a quarterly basis.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three months ended March 31, 2005 and 2004, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Consolidated Operations.

Harbor Global reported a net loss of $0.5 million ($0.09 per share) on revenues of $2.9 million in the first quarter of 2005 compared with a net loss of $0.6 million ($0.11 per share) on revenues of $3.4 million for the first quarter of 2004. The $0.1 million decrease in losses was attributable principally to a $0.7 million increase in realized portfolio gains from the Russian real estate management and investment management operations and a $0.2 million reduction in management fees payable to Calypso Management; offset partially by, a $0.5 million reduction in foreign exchange gains and lower dividend income of $0.3 million.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three months ended March 31, 2005 and 2004:

REVENUES AND NET LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET LOSS
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
BUSINESS SEGMENT	2005	2004	2005	2004
Russian Real Estate Management and Investment Management Operations	$2.6	$3.2	$(0.2)	$(0.1)
Real Estate Management Operations	0.3	0.2	(0.3)	(0.3)
Other	0.0	0.0	0.0	(0.2)

Totals	$2.9	$3.4	$(0.5)	$(0.6)

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.2 million for the first quarter of 2005 compared to a net loss of $0.1 million for the first quarter of 2004. The additional $0.1 million loss was attributable principally to a $0.5 million reduction in currency translation gains and $0.3 million in lower dividend income offset, in part, by a $0.7 million increase in realized portfolio gains.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at March 31, 2005 and 2004 are set forth on the following table:

	March 31,
	2005	2004
	(IN MILLIONS)
Open-end Unit Funds	$63.0	$43.3
Interval Funds	4.7	6.0
Trust Management	58.1	38.5

Assets under management	$125.8	$87.8

Real Estate Management Operations.

The real estate management operations recorded a net loss of $0.3 million in both the first quarter of 2005 and the first quarter of 2004 due primarily to corporate overhead allocations in each comparative quarter.

Other.

Harbor Global’s other operations broke even for the three months ended March 31, 2005 compared to a net loss of $0.2 million for the three months ended March 31, 2004. During the first quarter of 2004, the Company accrued $0.2 million of management fee expense in anticipation of a distribution to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents and marketable securities maintained for general corporate purposes were approximately $7.5 million as of March 31, 2005. This represents an approximately $1.9 million decrease from the 2004 fiscal year end and is attributable principally to the funding of operations and the settlement of year end accruals. Management believes that the cash available for general corporate purposes is sufficient to fund operations over the next two years.

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

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

On March 31, 2005, the Company entered into an amendment to its lease for its principal executive offices, extending the term from October 25, 2005 through October 15, 2006 at an annual rent of approximately $161,000. Accordingly, the known contractual obligations of Harbor Global between October 2005 and October 2006 have increased by approximately $161,000.

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

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower. During the first quarter of 2005, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 74% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 98% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 80% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

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

HARBOR GLOBAL’S RUSSIAN BUSINESSES ARE SUSCEPTIBLE TO NUMEROUS RISKS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Harbor Global conducts business primarily in Russia. Harbor Global will continue to operate its Russian businesses until those businesses are liquidated and will continue to be subject to the risks of doing business in Russia, including:

•	unexpected changes in regulatory requirements and the legal system;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing Russian operations;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	restrictions on currency exchange and repatriation;

•	restrictions on foreign investment in its businesses; and

•	potentially adverse tax consequences.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at March 31, 2005 and December 31, 2004 was approximately $0.2 million and $0.7 million, respectively, of cash and cash equivalents and $17.1 million and $17.5 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.4 million for the three months ended March 31, 2005. Based on excess cash invested at March 31, 2005, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statements of Operations. To mitigate against currency translation risk, the Company primarily transacts in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. During the first quarter of 2005 and 2004, the Company reported net exchange losses of approximately $25,000 and net exchange gains of approximately $918,000, respectively.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at March 31, 2005 and December 31, 2004 .

	(IN THOUSANDS)
	March 31, 2005	December 31, 2004
Monetary Assets
Cash and Cash Equivalents	$5,075	$3,651
Restricted Cash	12,983	13,035
Securities Held for Sale	37,517	36,713
Other	2,671	2,182

	$58,246	$55,581

Monetary Liabilities
Dividend Payable	$12,983	$13,035
Taxes Payable	695	196
Deferred Taxes	2,230	2,132
Other	544	959

	$16,452	$16,322

Net Position	$41,794	$39,259

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $14,000 and $10,000 in the first quarter of 2005 and 2004, respectively, reflecting the Company’s proportional share of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No.

115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and MICEX and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2005 and December 31, 2004, the fair value of equity investments contained in long-term marketable securities aggregated $16.1 million and $13.3 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $3.0 million and $2.8 million at March 31, 2005 and December 31, 2004, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

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

Dated: April 27, 2005

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1*	Specimen Common Share Certificate

10.1**	Second Amendment to Lease dated March 28, 2005 by and between Faneuil Hall Marketplace, LLC, and Harbor Global Company Ltd.

31.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.
*	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000