Form 10-K/A
period 2004-12-31
HARBOR GLOBAL CO LTD
filed 2005-08-18
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 0-30889

Harbor Global Company Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	52-2256071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Faneuil Hall Marketplace 4th Floor Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

(617) 878-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

As of August 1, 2005, the registrant had 5,667,311 common shares, par value $.0025 per share, issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Harbor Global Company Ltd. (the “Company”) for the fiscal year ended December 31, 2004 is being filed to:

(1) restate the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 included in the Company’s previously filed Annual Report on Form 10-K (the “Form 10-K”) to include in note 3 to the consolidated financial statements a description of the Meridian Commercial Tower tenant leases, the amount of contingent rentals included within the income statements forming a part the Consolidated Financial Statements and minimum future rentals on noncancellable leases;

(2) restate the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 to properly reflect securities held to maturity in “Cash Flows from Investing Activities,” trading securities in “Cash Flows from Operating Activities” and restricted cash in “Cash Flows from Investing Activities”;

(3) amend and restate Item 8 and Item 15 of the Form 10-K to (a) include the reissued Report of Independent Registered Public Accounting Firm rendered by PricewaterhouseCoopers LLP, which has been revised to make reference to the restatements described above, (b) include the reissued Report of Independent Registered Public Accounting Firm rendered by Deloitte & Touche LLP, which has been revised to make reference to the restatements described above and (c) include the restated consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 described above; and

(4) amend and restate Item 9A of the Form 10-K to amend and restate the conclusions of the Company’s management with respect to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 8, 9A and 15, as amended, including the complete text of the financial statements required by Item 8, is set forth herein. The remainder of the Company’s Form 10-K is unchanged and is not reproduced in this Amendment No. 1 on Form 10-K/A. This report speaks as of the original filing date of the Form 10-K and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

In addition, in connection with the filing of this Amendment No. 1 on Form 10-K/A and pursuant to Section 12b-15, the Company is including currently dated certifications.

HARBOR GLOBAL COMPANY LTD.

ANNUAL REPORT ON FORM 10-K/A

Amendment No. 1

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Amendment No. 1 on Form 10-K/A and are incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms. The Company’s disclosure controls and procedures include components of its internal controls over financial reporting. Prior to filing the Company’s Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 and concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms. However, as a result of the errors in the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, and related interim periods within those years, and the fiscal quarter ended March 31, 2005, as discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2004 and March 31, 2005, and the fiscal years and quarterly periods prior to such dates.

Management’s assessment of the effectiveness of the Company’s disclosure controls and procedures is expressed at the level of reasonable assurance. Control systems, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met and that all controls issues and instances of fraud, if any, will be or have been detected.

On July 15, 2005, the Company and the audit committee of the Board of Directors (the “Audit Committee”) determined that due to the omission of certain lease-related disclosures from the notes to the Company’s consolidated financial statements included as part of the Form 10-K, it would restate its financial statements for the years ended December 31, 2004, 2003 and 2002 to include, in Note 3 to such financial statements, the following previously omitted lease-related disclosure required by paragraph 23 of Statement of Financial Accounting Standards No. 13, Accounting for Leases(“SFAS 13”):

•	The amount of contingent rentals included within the income statements forming a part of the Company’s Consolidated Financial Statements included as part of the Form 10-K;

•	A description of leasing arrangements pertaining to the operation of the Meridian Commercial Tower; and

•	Minimum future rentals on noncancellable leases.

The Company determined to include this information in the notes to its Consolidated Financial Statements because rental income from the Meridian Commercial Tower, a commercial office building in Moscow, Russia, is a significant source of the Company’s revenues. Accordingly, the Company has restated its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 to include in Note 3 to such consolidated financial statements, which are included as part of this Amendment No. 1 on Form 10-K/A, the additional lease-related information required by paragraph 23 of SFAS 13.

In addition, during the course of preparing the Company’s restated consolidated financial statements described above, the Company identified errors in the classification of securities held to maturity, trading securities and restricted cash as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and related interim periods within those years, and the fiscal quarter ended March 31, 2005. Accordingly, on August 15, 2005, the Company and its Audit Committee determined that the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004,

2003, and 2002, and fiscal quarter ended March 31, 2005, should be restated to properly reflect purchases of and proceeds from the sale of securities held to maturity in “Cash Flows from Investing Activities” rather than “Cash Flows from Operating Activities” and purchases of and proceeds from the sale of trading securities in “Cash Flows from Operating Activities” rather than “Cash Flows from Investing Activities” pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company also determined to restate the line item entitled “Reclassification of Restricted Cash” from “Cash Flows from Financing Activities” to “Cash Flows from Investing Activities” at this time.

The restated Consolidated Statements of Cash Flows are included as part of this Amendment No. 1 on Form 10-K/A. The restatement of the Consolidated Statements of Cash Flows described above had no effect on the overall net cash and cash equivalent position of the Company previously reported for December 31, 2004, 2003 and 2002.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has concluded that, as of December 31, 2004 and March 31, 2005, and the fiscal years and quarterly periods ended prior to such dates, the Company did not maintain effective controls over the (i) identification and determination of required lease-related disclosures in accordance with accounting principles generally accepted in the United States and (ii) determination and verification of the reporting of trading securities and securities held to maturity in the statements of cash flows to ensure such disclosure was accurate and in conformity with accounting principles generally accepted in the United States. These deficiencies in internal control over financial reporting resulted in the errors described above relating to the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, and related interim periods within those years, and the fiscal quarter ended March 31, 2005. Until the Company remediates the deficiencies, the deficiencies could result in omitted lease disclosures of a material nature or the improper reporting of trading securities and securities held to maturity transactions that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that each of the control deficiencies described above constitutes a material weakness.

As indicated above, because the material weaknesses in the Company’s internal control over financial reporting have been identified and existed as of December 31, 2004 and March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004 and March 31, 2005, and the fiscal years and quarterly periods ended prior to such dates, the Company’s disclosure controls and procedures were not effective.

In response to the identified material weaknesses in internal control over financial reporting, the Company is reviewing its disclosure controls and procedures relating to lease-related accounting disclosures and the proper classification of certain securities held by the Company and its subsidiaries in its consolidated statements of cash flows, implementing additional training of the Company’s accounting staff regarding lease accounting and disclosure and the proper classification of certain securities and modifying certain disclosure and internal controls that management believes will improve the Company’s ability to process and report complete and correct financial information required by applicable rules and regulations. The Company’s management believes that these additional efforts, together with pre-existing disclosure controls and procedures and other internal controls, will remediate the identified material weakness.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K/A:

1.	FINANCIAL STATEMENTS:

The financial statements listed in the Index to Consolidated Financial Statements Filed as part of this Annual Report on Form 10-K/A.

2.	FINANCIAL STATEMENT SCHEDULES:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements thereto.

3.	EXHIBITS:

The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR GLOBAL COMPANY LTD.

Dated: August 18, 2005	BY:	/s/ DONALD H. HUNTER
DONALD H. HUNTER,
Chief Operating Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ STEPHEN G. KASNET	Principal Executive Officer	August 18, 2005
Stephen G. Kasnet

/s/ DONALD H. HUNTER Donald H. Hunter	Principal Operating Officer, Principal Financial Officer and Principal Accounting Officer	August 18, 2005

/s/ JOHN F. COGAN, JR.	Director	August 18, 2005
John F. Cogan, Jr.

/s/ JOHN D. CURTIN JR.	Director	August 18, 2005
John D. Curtin Jr.

/s/ W. REID SANDERS	Director	August 18, 2005
W. Reid Sanders

/s/ JOHN H. VALENTINE	Director	August 18, 2005
John H. Valentine

HARBOR GLOBAL COMPANY LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Harbor Global Company Ltd.:

We have audited the accompanying consolidated balance sheets of Harbor Global Company Ltd. (the “Company”) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated January 24, 2003 expressed an unqualified opinion on those statements.

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

As described in Notes 2 and 3, the Company has restated its previously issued consolidated financial statements to include additional required disclosures regarding leasing arrangements and to properly reflect certain cash flow activities.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2005, except for Notes 3 and 2, as to which the dates are July 15, 2005 and August 15, 2005, respectively

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harbor Global Company Limited

Boston, Massachusetts

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Harbor Global Company Limited (a Bermuda limited duration company) (“the Company”) and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated statement of cash flows has been restated to properly reflect certain cash flow activities. In addition, Note 3 has been restated to include required lease disclosures.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 24, 2003

(August 15, 2005 as to the restatements discussed in Note 2)

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
Real Estate Rental Revenue	$7,886	$7,451	$7,714
Other Income	4,433	3,250	2,057

Total Revenues	12,319	10,701	9,771

Operating Expenses:
Salary and Benefit Expenses	(4,640)	(4,178)	(2,974)
Facility Expenses	(1,517)	(1,525)	(1,299)
Building and Property Management Expenses	(2,051)	(2,456)	(2,375)
Management Fee Expense	(2,907)	(3,131)	(2,836)
Other Expenses	(6,251)	(4,836)	(6,504)

Total Operating Expenses	(17,366)	(16,126)	(15,988)

Loss from Operations	(5,047)	(5,425)	(6,217)

Other Income (Expense):
Net Unrealized and Realized Gains on Equity and Fixed Income Securities	2,045	24,813	12,002
Gain on Extinguishment of Note Payable	—	1,250	—
Early Settlement of Note Receivable	—	(191)	—
Gain on Sale of Gold Option	—	875	—
Interest Income, net	2,029	2,525	3,093

Total Other Income	4,074	29,272	15,095

(Loss) Income from Continuing Operations before Provision for Income Taxes, Minority Interest And Equity Loss on Investment	(973)	23,847	8,878

Provision for Income Taxes	(1,922)	(6,470)	(3,866)

(Loss) Income from Continuing Operations before Minority Interest and Equity Loss on Investment	(2,895)	17,377	5,012

Minority Interest Expense	(1,269)	(9,386)	(3,938)
Equity Gain (Loss) on Venture Capital Investments	156	(154)	(415)

Net (Loss) Income from Continuing Operations Before Discontinued Operations	(4,008)	7,837	659

Discontinued Operations:
Gain on Disposal	—	—	424

Net (Loss) Income	$(4,008)	$7,837	$1,083

(Loss) Earnings Per Share:
Continuing Operations:
Basic and Diluted (Loss) Earnings Per Share	$(0.71)	$1.39	$0.12
Discontinued Operations:
Basic and Diluted Earnings Per Share	—	—	0.08

Basic and Diluted Net (Loss) Earnings Per Share	$(0.71)	$1.39	$0.20

Weighted Average Basic and Diluted Shares Outstanding	5,662	5,656	5,650

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

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	COMMON SHARES			ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES ISSUED	PAR	PAID-IN CAPITAL
	(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 2002	5,649,311	14	62,768	(9,453)	3,304		56,633

Shares Issued	6,000	—	44				44
Net Income				1,083		1,083	1,083
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $264 and minority interest of $ 558)					629	629	629

Comprehensive Income						$1,712

Acquisition of IFC Interest			1,860				1,860
Distribution			(5,090)				(5,090)

Balance, December 31, 2002	5,655,311	$14	$59,582	$(8,370)	$3,933		$55,159

Shares Issued	6,000	—	59				59
Net Income				7,837		7,837	7,837
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred tax credit of $738 and minority interest income of $ 1,366)					(972)	(972)	(972)

Comprehensive Income						$6,865

Restricted Unit Award (See Note 14)			541				541
Distribution			(7,900)				(7,900)

Balance, December 31, 2003	5,661,311	$14	$52,282	$(533)	$2,961		$54,724

Shares Issued	6,000	—	59				59
Net Loss				(4,008)		(4,008)	(4,008)
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $427 and minority interest of $ 487)					850	850	850

Comprehensive Income						$(3,158)

Restricted Unit Award (See Note 14)			(140)				(140)
Distribution			(3,917)				(3,917)

Balance, December 31, 2004	5,667,311	$14	$48,284	$(4,541)	$3,811		$47,568

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(IN THOUSANDS)
Cash Flows from Operating Activities:
Net (Loss) Income	$(4,008)	$7,837	$1,083
Net Income from Discontinued Operations	—	—	424

Net (Loss) Income from Continuing Operations	(4,008)	7,837	659

Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Non-cash Interest Income on Note Receivable	—	(203)	(958)
Restricted Unit Awards	169	541	—
Depreciation and Amortization	1,042	948	994
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(1,894)	(24,813)	(12,002)
Purchase of Trading Securities	(6,530)	(9,404)	(8,753)
Proceeds from Sale of Trading Securities	7,089	10,485	8,488
Translation Loss (Gain)	(536)	(630)	346
Gain on Extinguishment of Note Payable	—	(1,250)	—
Early Settlement of Note Receivable	—	191	—
Gain on Sale of Gold Option	—	(875)	—
Non-Cash Compensation to Directors from Common Shares	59	59	44
Minority Interest Expense	1,269	9,386	3,938
Equity (Gain) Loss on Venture Capital Investments	(156)	154	415
Changes in Operating Assets and Liabilities —
Other Current Assets	255	(1,365)	(2,095)
Accrued Expenses and Accounts Payable	(359)	97	(2,188)

Total Adjustments and Changes in Operating Assets and Liabilities	408	(16,679)	(11,771)

Net Cash Used in Continuing Operating Activities	(3,600)	(8,842)	(11,112)

Net Cash Used in Discontinued Operations	—	—	(100)

Cash Flows from Investing Activities:
Building	(389)	—	—
Purchase of Investments	(38,164)	(32,550)	(30,107)
Other Long-term Assets	(313)	(394)	(172)
Purchase of IFC’s shares in Pioglobal First Russia	—	—	(450)
Proceeds from Sale of Investments	32,939	56,617	48,664
Net Proceeds from Sale of Russian Timber Operations	—	2,000	5,003
Proceeds from Payment on Note Receivable	4,700	3,000	2,500
Proceeds from Sale of Gold Option	—	875	—
Proceeds from Prospect Poland Fund	549	—	—
Reclassification of Restricted Cash	—	5,000	—
Restricted Cash for Minority Dividends	(6,744)	(2,432)	(1,219)

Net Cash Provided by Investing Activities	(7,422)	32,116	24,219

Cash Flows from Financing Activities:
Distributions Paid	(3,917)	(7,900)	(5,090)
Dividends Paid to Minority Interest	(173)	(48)	(196)
Purchase of Restricted Units	(309)	—	—
Subsidiary Level Treasury Stock Repurchase	(782)	—	—
Payment on Note Payable	—	(3,750)	—

Net Cash Used In Financing Activities	(5,181)	(11,698)	(5,286)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,203)	11,576	7,721

Cash and Cash Equivalents, Beginning of Year	23,957	12,381	4,660

Cash and Cash Equivalents, End of Year	$7,754	$23,957	$12,381

Income Taxes Paid	$2,871	$5,559	$5,156

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services including property management and advisory services

•	Other:

•	approximately $9.4 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

Balances of Current Marketable Securities

	December 31, 2004	December 31, 2003
	(In Thousands)
Russia (trading)	$9,883	$10,160
United States (held to maturity)	7,573	6,057

Total Marketable Securities	$17,456	$16,217

Unrealized Gains (Losses) on Russian Federal and Municipal Government Securities

	2004	2003	2002
	(In Thousands)
Twelve months ended December 31,
Gross Unrealized Gains	$524	$1,109	$548
Gross Unrealized Losses	(643)	(31)	(154)

Net Unrealized (Losses) Gains	$(119)	$1,078	$394

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

At December 31, 2004 and 2003, the carrying value of the United States treasury bills, which are recorded in cash and cash equivalents and short-term marketable securities was approximately $8,292,000 and $7,161,000, respectively. Based on available market quotations, the carrying value of the United States treasury bills at December 31, 2004, exceeded their fair value by approximately $30,000, which is comprised of gross unrecognized holding losses of approximately $30,000. Based on available market quotations, the fair value of the United States treasury bills at December 31, 2003 exceeded their carrying value by approximately $23,000, which is comprised of gross unrecognized holding gains of approximately $30,000 and gross unrecognized holding losses of approximately $7,000.

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

RESTATEMENTS

On July 15, 2005, the Company determined that it will restate its consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 to include in Note 3 to such financial statements certain previously omitted lease-related disclosures required by SFAS 13. In addition, on August 15, 2005, the Company determined that it will restate its Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002 to properly reflect held to maturity securities (cash flow decreases of $1,512,000 and $929,000 in 2004 and 2003, respectively, and an increase of $6,700,000 in 2002) in Cash Flows from Investing Activities rather than Cash Flows from Operating Activities and trading securities (cash flow increases of $559,000, $1,081,000 in 2004, 2003, respectively and a decrease of $265,000 in 2002) in Cash Flows from Operating Activities rather than Cash Flows from Investing Activities pursuant to SFAS 115. In addition, the classification of restricted cash has also been revised to properly reflect changes therein as Cash Flows from Investing Activities rather than Cash Flows from Financing Activities.

The net effect of the foregoing restatements on Cash Flows from Operating Activities, Cash Flows from Investing Activities and Cash Flows from Financing Activities for 2004, 2003, and 2002 from the results for such periods previously reported is set forth in the following table:

	2004	2003	2002
	(in Thousands)
Cash Flow from Operating Activities as reported	$(5,671)	$(10,852)	$(4.147)
Cash Flow from Operating Activities as restated	(3,600)	(8,842)	(11,112)

Net Change in Cash Flows from Operating Activities	$2,071	$2,010	$(6,965)

Cash Flow from Investing Activities as reported	$1,393	$31,558	$18,473
Cash Flow from Investing Activities as restated	(7,422)	32,116	24,219

Net Change in Cash Flows from Investing Activities	$(8,815)	$558	$5,746

Cash Flow from Financing Activities as reported	$(11,925)	$(9,130)	$(6,505)
Cash Flow from Financing Activities as restated	(5,181)	(11,698)	(5,286)

Net Change in Cash Flows from Financing Activities	$6,744	$(2,568)	$1,219

Net Change in Cash and Cash Equivalents	$—	$—	$—

(3) CONCENTRATION OF REVENUES AND LEASING ARRANGEMENTS (RESTATED)

A significant portion of the Company’s revenues are concentrated in the PIOGLOBAL Real Estate Investment Fund and consist of rental revenues earned from its principal asset, Meridian Commercial Tower. Rental revenues were approximately 64%, 70% and 79% of total revenues in fiscal 2004, 2003, and 2002, respectively.

The Meridian Commercial Tower is an 18 story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower is managed by PREA, L.L.C. and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. PREA, L.L.C. leases the building from the PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. Generally, the tenant subleases have terms ranging from approximately eleven months to approximately five years nine months and annual base rent ranging from approximately $167 to approximately $600 per square meter. In addition to base rent, each tenant pays a pro rata share of the operating expenses relating to the building, including utilities, maintenance expenses, management expenses (including fees payable to PREA, L.L.C. for management of the building pursuant to the master lease agreement with PIOGLOBAL Real Estate Investment Fund), license fees, insurance premiums and taxes, other than income taxes relating to PREA, L.L.C. In addition, a small number of subtenants also pay additional contingent rent based on gross revenues and other financial measures. Rent and operating expenses are typically payable quarterly at the beginning of the applicable calendar quarter.

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of December 31, 2004:

Year Ending December 31,
2005	$5,835,588
2006	4,048,386
2007	3,154,448
2008	2,074,450
2009	829,653
Beyond	60,900

Total minimum future rental income	$16,003,425

Total minimum future rental income does not include contingent rental income based on a percentage of gross revenues which may be received under a sublease for the rental of cafeteria space or contingent rental income based on a percentage of billed fees for telephone services and a fixed amount per installed phone line which may be received under a sublease for the rental of roof space for an aerial tower.

Contingent rental income for the twelve months ended December 31, 2004, 2003, and 2002 was approximately $173,000, $176,000 and $170,000, respectively.

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

Pursuant to the Purchase Agreement, Ashanti agreed to pay Goldfields II additional supplemental payments of $250,000 per calendar quarter from April 1, 2001 through March 31, 2006, contingent on the market price of gold and productivity of the Ghanaian gold mine. The Company earned its first supplemental payment of $250,000 for the quarter ending March 31, 2003. On April 25, 2003, Goldfields II agreed to sell its right to receive the remaining twelve (12) additional supplemental payments from Ashanti to HSBC Bank in exchange for one cash payment of $875,000. The transaction was consummated on April 30, 2003 and, as a result, the Company recorded a gain of $875,000 in the second quarter of 2003, which is reflected in the Consolidated Statement of Operations as a component of other income (expense).

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services including property management and advisory services

•	Other

SEGMENT DISCLOSURES

IN THOUSANDS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$11,255	$1,064	$—	$12,319

(Loss) Income before Income Taxes, Minority Interest and Equity Loss on Investments	(406)	(765)	198	(973)
Income Taxes	(1,923)	11	(10)	(1,922)
Minority Interest Expense	(1,269)	—	—	(1,269)
Equity Gain on Investment	—	—	156	156

Net (Loss) Income	$(3,598)	$(754)	$344	$(4,008)

Depreciation and Amortization	$(1,018)	$(24)	$—	$(1,042)

Total Assets	$82,623	$1,411	$10,239	$94,273

ENTERPRISE-WIDE DISCLOSURES

(IN THOUSANDS)

2004
Revenues from External Customers —
Russia	$12,319
Other	—

Total	$12,319

Long-lived Assets
Russia	$22,868
Other	273

Total	$23,141

SEGMENT DISCLOSURES

IN THOUSANDS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$9,151	$1,300	$250	$10,701

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	21,748	(412)	2,511	23,847
Income Taxes	(6,410)	(60)	—	(6,470)
Minority Interest Expense	(9,386)	—	—	(9,386)
Equity Loss on Investment	—	—	(154)	(154)

Net Income (Loss)	$5,952	$(472)	$2,357	$7,837

Depreciation and Amortization	$(922)	$(26)	$—	$(948)

Total Assets	$91,188	$1,481	$7,892	$100,561

ENTERPRISE-WIDE DISCLOSURES

(IN THOUSANDS)

2003
Revenues from External Customers —
Russia	$10,451
Other	250

Total	$10,701

Long-lived Assets
Russia	$23,348
Other	666

Total	$24,014

SEGMENT DISCLOSURES

IN THOUSANDS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
Net Revenues and Sales	$8,606	$1,165	$—	$9,771

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	7,656	(695)	1,917	8,878
Income Taxes	(3,861)	(5)	—	(3,866)
Minority Interest Expense	(3,938)	—	—	(3,938)
Equity Loss on Investment	—	—	(415)	(415)

Net (Loss) Income from Continuing Operations.	$(143)	$(700)	$1,502	$659

Depreciation and Amortization	$(959)	$(35)	$—	$(994)

Total Assets	$74,023	$649	$23,993	$98,665

ENTERPRISE-WIDE DISCLOSURES

(IN THOUSANDS)

2002
Revenues from External Customers —
Russia	$9,771
Other	—

Total	$9,771

Long-lived Assets
Russia	$24,838
Other	820

Total	$25,658

(18) SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data is presented below.

	YEAR ENDED DECEMBER 31, 2004
(IN THOUSANDS EXCEPT PER SHARE DATA)	1ST QTR.	2ND QTR.	3RD QTR.	4TH QTR.
Net Revenues and Sales	$3,294	$2,838	$2,653	$3,534
Net (Loss) Income	(609)	(2,782)	(1,233)	616
Basic and Diluted (Loss) Earnings per Share:
(Loss) Earnings per Share	$(0.11)	$(0.49)	$(0.22)	$0.11

	YEAR ENDED DECEMBER 31, 2003
(IN THOUSANDS EXCEPT PER SHARE DATA)	1ST QTR.	2ND QTR.	3RD QTR.	4TH QTR.
Net Revenues and Sales	$2,510	$2,391	$2,624	$3,176
Net Income (Loss)	1,795	2,727	(560)	3,875
Basic and Diluted Earnings (Loss) per Share:
Earnings (Loss) per Share	$0.32	$0.48	$(0.10)	$0.69

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1[b]	Form of Distribution Agreement by and among Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

2.2[f]	Amendment No. 1 to the Distribution Agreement between Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd. dated March 19, 2003

3.1[a]	Memorandum of Association of Harbor Global Company Ltd.

3.2[a]	Bye-Laws of Harbor Global Company Ltd.

4.1[c]	Specimen Common Share Certificate

10.1[a]	Form of Tax Separation Agreement by and among Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.

10.2[a]	Purchase Agreement dated as of May 11, 2000 by and among Ashanti Goldfields Company Limited, Pioneer Investment Management USA Inc., Pioneer Goldfields II Limited and Ashanti Goldfields (Teberebie) Limited

10.3[a]	Form of Promissory Note from Ashanti Goldfields Teberebie Limited to Pioneer Goldfields II Limited

10.4[f]	Agreement dated March 19, 2003 between Pioneer Goldfields II Limited, Pioneer Investment Management USA Inc. and Ashanti Goldfields Company Limited.

10.5[g]	Purchase Agreement dated April 25, 2003 between Harbor Global Company Ltd., PIOGLOBAL Goldfields II Limited and HSBC Bank USA.

10.6[g]	Assignment Agreement dated April 30, 2003 by PIOGLOBAL Goldfields II Limited in favor of HSBC Bank USA.

10.7[g]	Collateral Agreement dated April 30, 2003 between PIOGLOBAL Goldfields II Limited and HSBC Bank USA.

10.8[g]	Consent given as of April 24, 2003 by Ashanti Goldfields Company Limited and Ashanti Goldfields Teberebie Limited.

10.9[a]	Amended and Restated Limited Partnership Agreement of Pioneer Poland U.S., L.P. dated as of January 20, 1995 by and between Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and Pioneer Poland U.K. (Jersey) Limited, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999

10.10[a]	Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of January 20, 1995 by and among Pioneer Poland UK Limited, Pioneer Poland U.K. (Jersey) Limited and the Limited Partners, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999

10.11[d]	Massachusetts Full-Service Office Lease Faneuil Hall Marketplace, dated as of October 26, 2000, between Faneuil Hall Marketplace, Inc. and Harbor Global Company Ltd., as amended by First Amendment to Lease dated as of December 13, 2000

10.12[n]	Master Lease Agreement dated as of July 1, 1996 by and between Open Joint Stock Company “Real Estate Investment Fund PIOGLOBAL” (formerly OAO “Investment Fund PIOGLOBAL”, OAO “Pioneer First Investment Fund”, OAO “First Investment Voucher Fund”) and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.), as amended and restated as of May 5, 2004

10.13[n]	Management Agreement No. B 322 dated as of July 24, 2002 by and between Closed Joint-Stock Company “PIOGLOBAL Asset Management” and Open Joint-Stock Company “PIOGLOBAL Investment Fund”

10.14[a]	Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended February 14, 2000 by Supplemental Agreement No. 7

10.15[a]	Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

10.16[b]*	Form of Employment Agreement by and between Calypso Management LLC and Stephen G. Kasnet

10.17[b]*	Form of Employment Agreement by and between Calypso Management LLC and Donald H. Hunter

10.18[e]*	Letter dated October 22, 2002 from the Board of Directors of Harbor Global Company Ltd. To Calypso Management LLC.

10.19[i]*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.

10.20[i]*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Donald H. Hunter.

10.21[n]*	Amendment to Employment Agreement dated December 8, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.

10.22[m]*	Amendment to Employment Agreement effective December 8, 2004 by and between Calypso Management LLC and Donald H. Hunter.

10.23[g]*	Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated July 10, 2003.

10.24[n]*	Extension of term of the Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated December 8, 2004.

10.25[m]*	Amendment to the Amended and Restated Administration and Liquidation Agreement, effective as of December 8, 2004, by and between Calypso Management LLC and Harbor Global Company Ltd.

10.26[h]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.

10.27[h]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.

10.28[j]	Operating Agreement of PIOGLOBAL First Russia, LLC dated April 12, 2004

10.29[j]	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Maria Churaeva.

10.30[j]	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.

10.31[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexander Chernyshev.

10.32[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexander Chernyshev on May 19, 2004

10.33[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Dmitry Larin

10.34[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Dmitry Larin on May 19, 2004

10.35[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexey Oschepkov

10.36[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexey Oschepkov on May 19, 2004

10.37[n]*	Amended and Restated Harbor Global Company Ltd. Non-Employee Director Share Plan.

14.1[l]	Harbor Global Company Ltd. Code of Ethics and Conduct, as amended on August 11, 2004.

21.1[n]	List of Subsidiaries of Harbor Global Company Ltd.

31.1[o]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2[o]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[o]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[o]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

o	Filed herewith.
n	Incorporated by reference to Harbor Global’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2005.
m	Incorporated by reference to Harbor Global’s Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2004.
l	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 8, 2004.

k	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and filed with the Securities and Exchange Commission on August 11, 2004.
j	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on April 28, 2004.
i	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 26, 2004.
h	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 6, 2003.
g	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 6, 2003.
f	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission filed on May 6, 2003.
e	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 12, 2002.
d	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 26, 2002.
c	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 13, 2000.
b	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
a	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
*	Denotes a management contract or compensatory plan or arrangement.