Form 10-Q
period 2005-06-30
HARBOR GLOBAL CO LTD
filed 2005-08-18
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

02109

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

HARBOR GLOBAL COMPANY LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Cash and Cash Equivalents	$12,720	$7,754
Restricted Cash	13,210	13,035
Marketable Securities	15,589	17,456
Accounts Receivable	1,420	986
Prepaid Expenses	2,225	1,880
Other Current Assets	4,307	7

Total Current Assets	49,471	41,118

Polish Venture Capital Investment	253	273
Marketable Securities	20,319	19,998
Long-term Investments	1,264	8,715
Building	21,531	21,726
Other Long-term Assets	1,145	1,190
Goodwill	1,253	1,253

Total Assets	$95,236	$94,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$578	$1,140
Dividend Payable	13,210	13,035
Accrued Expenses	2,280	2,206
Accrued Fees Payable to Calypso Management	373	739
Foreign Taxes Payable	468	196
Deferred Taxes	222	241
Other Current Liabilities	2,698	—

Total Current Liabilities	19,829	17,557

Deferred Taxes	1,637	2,039

Total Liabilities	21,466	19,596

Minority Interest	27,522	27,109

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,667,311 shares issued and outstanding as of June 30, 2005 and December 31, 2004	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	48,259	48,284
Accumulated Deficit	(5,023)	(4,541)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	2,998	3,811

Total Stockholders’ Equity	46,248	47,568

Total Liabilities and Stockholders’ Equity	$95,236	$94,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Real Estate Revenue	$2,130	$1,975	$4,223	$3,900
Management Fee Income	500	544	983	997
Other Income	520	368	818	1,378

Total Revenues	3,150	2,887	6,024	6,275

Operating Expenses:
Salary and Benefit Expenses	(1,146)	(1,193)	(2,427)	(2,506)
Facility Expenses	(374)	(378)	(732)	(756)
Building and Property Management Expenses	(585)	(493)	(1,219)	(1,182)
Management Fee Expense	(580)	(726)	(1,375)	(1,707)
Operating Taxes	(449)	(1,325)	(736)	(1,742)
Other Expenses	(1,642)	(1,480)	(2,735)	(1,698)

Total Operating Expenses	(4,776)	(5,595)	(9,224)	(9,591)

Operating Loss	(1,626)	(2,708)	(3,200)	(3,316)

Other Income:
Net Unrealized and Realized Gains on Securities	2,516	466	4,758	1,028
Interest Income	431	497	914	1,006

Total Other Income, Net	2,947	963	5,672	2,034

Income (Loss) from Operations before Provision for Income Taxes, Minority Interest and Equity (Loss) Gain on Investment	1,321	(1,745)	2,472	(1,282)

Provision for Income Taxes	(553)	(1,286)	(1,433)	(1,535)

Income (Loss) from Operations before Minority Interest and Equity (Loss) Gain on Investment	768	(3,031)	1,039	(2,817)

Minority Interest (Expense) Income	(744)	41	(1,501)	(771)
Equity (Loss) Gain on Venture Capital Investment	(6)	208	(20)	198

Net Income (Loss)	$18	$(2,782)	$(482)	$(3,390)

Earnings (Loss) Per Share:
Basic and Diluted Earnings (Loss) Per Share	$0.00	$(0.49)	$(0.09)	$(0.60)

Weighted Average Basic and Diluted Shares Outstanding	5,667	5,661	5,667	5,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004 Restated
Cash Flows from Operating Activities:
Net Loss	($482)	($3,390)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities —
Depreciation and Amortization	704	498
Restricted Unit Awards	—	169
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(4,758)	(1,028)
Purchase of Trading Securities	(2,298)	(4,000)
Proceeds from Sale of Trading Securities	2,651	6,082
Translation Loss (Gain)	241	(143)
Minority Interest	1,501	771
Equity Loss (Gain) on Venture Capital Investment	20	(198)
Changes in Operating Assets and Liabilities —
Accounts Receivable	(434)	(318)
Other Current Assets	(345)	(84)
Accounts Payable	(587)	(401)
Dividend Payable	(436)	82
Accrued Expenses	(291)	1,627
Foreign Taxes Payable and Deferred Taxes	253	(211)
Other Current Liabilities	2,698	—

Total Adjustments and Changes in Operating Assets and Liabilities	(1,081)	2,846

Net Cash Used in Operating Activities	(1,563)	(544)

Cash Flows from Investing Activities:
Building Improvements	(158)	—
Purchase of Long-term Investments and Marketable Securities	(20,139)	(18,440)
Other Long-term Assets	(46)	(112)
Proceeds from Sale of Long-term Investments and Marketable Securities	27,078	10,083
Proceeds from Payment on Note Receivable	—	4,700
Proceeds from Prospect Poland Fund	—	388
Restricted Cash for Minority Dividends	(175)	(6,392)

Net Cash Provided by Investing Activities	6,560	(9,773)

Cash Flows from Financing Activities:
Dividends Paid	(31)	(10)
Purchase of Restricted Stock	—	(308)

Net Cash (Used In) Financing Activities	(31)	(318)

Net Increase (Decrease) in Cash and Cash Equivalents	4,966	(10,635)

Cash and Cash Equivalents, Beginning of Period	7,754	23,957

Cash and Cash Equivalents, End of Period	$12,720	$13,322

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2005

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services, including property management and advisory services

•	Other:

•	approximately $7.4 million in cash, cash equivalents and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association dated May 22, 2000 provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. On October 18, 2004, pursuant to the Company’s memorandum of association, the Harbor Global board of directors (“Board of Directors”) unanimously authorized the Company to continue to operate its assets for an additional one year period, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981. If Harbor Global has not liquidated all of its assets before October 24, 2006, the Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to two additional one-year periods.

BASIS OF PRESENTATION

The interim financial data included as part of this Quarterly Report on Form 10-Q is unaudited. However, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of June 30, 2005 and the results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004 and cash flows of the Company for the six months ended June 30, 2005 and 2004. Results for interim periods may not be necessarily indicative of the results to be expected for the year. The interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) filed with the Securities and Exchange Commission on March 23, 2005 and Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on August 18, 2005. However, investors are cautioned not to rely on the Consolidated Financial Statements included as part of the Form 10-K as the Company has restated such financial statements in Amendment No. 1 on Form 10-K/A to include additional lease and lease revenue disclosures in Note 3 to the Notes to the Consolidated Financial Statements and restate the Consolidated Statements of Cash Flows included therein to properly reflect securities held to maturity in Cash Flows from Investing Activities, trading securities in Cash Flows from Operating Activities and restricted cash in Cash Flows from Investing Activities, as indicated in Note 2 to such Consolidated Financial Statements.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. However, on April 12, 2004, Pioglobal First Russia, Inc., an indirect subsidiary of the Company, through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC (“Pioglobal First Russia”). As a result of the conversion, the Company indirectly (through Pioglobal First Russia) incurred a United States federal income tax liability of $1,049,000, which is reported in provision for income taxes in the Consolidated Statement of Operations. Additionally the provision includes United States federal income tax expense of $1,000 and $62,000 for the three and six months ended June 30, 2005, respectively and approximately $19,000 for the three and six months ended June 30, 2004.

Other than the foregoing United States federal income tax liability, the income tax provisions and deferred taxes included in the accompanying Consolidated Financial Statements relate to the Company’s corporate subsidiaries that are located in the Russian Federation (“Russia”).

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 amounts to conform to the 2005 presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Harbor Global and its majority-owned subsidiaries. The Company maintains an approximate 8% interest in the Prospect Poland Fund, a limited partnership. Because it is a limited partner investor, the Company accounts for this investment using the equity method of accounting. Equity losses and gains from this investment are included in equity loss (gain) on venture capital investments on the accompanying Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

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

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at amortized cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian federal and municipal government securities are held primarily in the Open Joint-Stock Company “PIOGLOBAL Real Estate Investment Fund” (“PIOGLOBAL Real Estate Investment Fund”), an approximately 52% owned subsidiary of the Company. Security transactions are recorded on the settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at June 30, 2005 and December 31, 2004. Unrealized gains and losses recorded on Russian government securities are presented for the three and six months ended June 30, 2005 and 2004.

Balances of Current Marketable Securities

	June 30, 2005	December 31, 2004
	(In Thousands)
Russia (trading)	$9,268	$9,883
United States (held to maturity)	6,321	7,573

Total Marketable Securities	$15,589	$17,456

Net Unrealized Gain (Loss) on Russian Federal and Municipal Government Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Gross Unrealized Gain	$60	$26	$188	$320
Gross Unrealized Loss	(185)	(466)	(275)	(535)

Net Unrealized (Loss) Gain	$(125)	$(440)	$(87)	$(215)

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

Equity securities, corporate bonds and investments in unit funds and trust management accounts are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are recorded in long-term marketable securities based on quoted prices on the Russian Trading System and Moscow Interbank Currency Exchange (“MICEX”). The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and losses for equity securities, corporate bonds and investments in unit fund and trust management accounts are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of long-term marketable securities at June 30, 2005 and December 31, 2004, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at June 30, 2005 and December 31, 2004:

Balance of Long-term Marketable Securities Classified as Available for Sale

	June 30, 2005	December 31, 2004
	(In Thousands)
Equity Securities	$15,883	$13,333
Corporate Bonds	3,739	5,043
Unit Funds	697	1,622

Total Marketable Securities	$20,319	$19,998

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	June 30, 2005	December 31, 2004
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$6,272	$7,276
Gross Unrealized Loss	(258)	(115)

Net Unrealized Gain	$6,014	$7,161

Corporate Bonds
Gross Unrealized Gain	$161	$329
Gross Unrealized Loss	(10)	—

Net Unrealized Gain	$151	$329

Unit Funds
Gross Unrealized Gain	$657	$992
Gross Unrealized Loss	—	—

Net Unrealized Gain	$657	$992

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 77% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the six months ended June 30, 2005, and approximately 70% of Harbor Global’s total revenue during the same period.

CONCENTRATION OF RISK

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses. In addition, a significant portion of Harbor Global’s revenues consist of rental income derived from Meridian Commercial Tower subleases. The loss of more than a few tenants of the Meridian Commercial Tower could materially adversely affect the Company’s revenues, the value of the Meridian Commercial Tower, and accordingly, the Company’s financial position.

RESTATEMENTS

In the Company’s Amendment No. 1 on Form 10-K/A filed August 18, 2005, the Company restated its consolidated financial statements for the year ended December 31, 2004 to include in Note 3 to such financial statements certain previously omitted lease-related disclosures required by SFAS 13. In addition, on August 18, 2005, the Company restated its Consolidated Statement of Cash Flows for the year ended December 31, 2004. The accompanying Consolidated Statement of Cash Flows for June 30, 2004 has been revised to properly reflect held to maturity securities (decrease of $3,125,000) in Cash Flows from Investing Activities rather than Cash Flows from Operating Activities and trading securities ( increase of $2,082,000) in Cash Flows from Operating Activities rather than Cash Flows from Investing Activities pursuant to SFAS 115. In addition, the classification of restricted cash has also been revised to properly reflect changes therein as Cash Flows from Investing Activities rather than Cash Flows from Financing Activities.

The net effect of the foregoing restatements on Cash Flows from Operating Activities, Cash Flows from Investing Activities and Cash Flows from Financing Activities for 2004 from the results for such periods previously reported is set forth in the following table:

2004
(in Thousands)
Cash Flow from Operating Activities as reported	$(5,751)
Cash Flow from Operating Activities as restated	(544)

Net Change in Cash Flows from Operating Activities	$5,207

Cash Flow from Investing Activities as reported	$1,826
Cash Flow from Investing Activities as restated	(9,773)

Net Change in Cash Flows from Investing Activities	(11,599)

Cash Flow from Financing Activities as reported	$(6,710)
Cash Flow from Financing Activities as restated	(318)

Net Change in Cash Flows from Financing Activities	6,392

Net Change in Cash and Cash Equivalents	$—

(3) EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(4) CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2005 and 2004, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED JUNE 30,
	2005		2004
	(In Thousands)
Net Income (Loss)		$18		$(2,782)
Other Comprehensive Income
Holding Gain (Loss)	1,515		(569)
Reclassification Adjustment	(2,517)		(767)

Net Unrealized Gains on Marketable Securities
(Net of deferred taxes of ($496,000) and ($751,000) and minority interest of ($563,000) and ($1,046,000) for the three months ended June 30, 2005 and 2004, respectively)		(1,002)		(1,336)

Total Comprehensive Loss		$(984)		$(4,118)
Additional Paid In Capital		(25)		(216)

Change in Stockholder’s Equity		$(1,009)		$(4,334)

	THREE MONTHS ENDED JUNE 30,
	2005		2004
	(In Thousands)
Net Loss		$(482)		$(3,390)
Other Comprehensive Income
Holding Gain (Loss)	2,785		1,334
Reclassification Adjustment	(3,598)		(1,055)

Net Unrealized Gains on Marketable Securities
(Net of deferred taxes of ($402,000) and $164,000 and minority interest of ($445,000) and $241,000 for the six months ended June 30, 2005 and 2004, respectively)		(813)		279

Total Comprehensive Loss		$(1,295)		$(3,111)
Additional Paid In Capital		(25)		(140)

Change in Stockholder’s Equity		$(1,320)		$(3,251)

(5) LEASING ARRANGEMENTS

The Meridian Commercial Tower is an 18 story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower is managed by PREA, L.L.C. (“PREA”) and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. PREA leases the building from the PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. Generally, the tenant subleases have terms ranging from approximately eleven months to approximately five years six months and annual base rent ranging from approximately $167 to approximately $600 per square meter. In addition to base rent, each tenant pays a pro rata share of the operating expenses relating to the building, including utilities, maintenance expenses, management expenses (including fees payable to PREA for management of the building pursuant to the master lease agreement with PIOGLOBAL Real Estate Investment Fund), license fees, insurance premiums and taxes, other than income taxes relating to PREA. In addition, a small number of subtenants also pay additional contingent rent based on gross revenues and other financial measures. Rent and operating expenses are typically payable quarterly at the beginning of the applicable calendar quarter.

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of June 30, 2005:

Year Ending December 31,

2005	$5,968,826
2006	4,705,736
2007	3,594,545
2008	2,454,991
2009	1,004,013
Beyond	126,900

Total minimum future rental income	$17,855,011

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

Contingent rental income for the three and six months ended June 30, 2005 was approximately $46,000, and $90,000, respectively. Contingent rental income for the three and six months ended June 30, 2004 was approximately $36,000, and $79,000, respectively.

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

The Company incurred management fee expenses of approximately $580,000, and $631,000 for the three months ended June 30, 2005, and 2004, respectively, related to the reimbursement of expenses. For the six months ended June 30, 2005 and 2004, the Company incurred management fee expenses of approximately $1,375,000 and $1,377,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $373,000 and $357,000 were outstanding at June 30, 2005 and 2004, respectively.

For the three and six months ended June 30, 2004, the Company also accrued management fee expense of $95,000 and $330,000, respectively, relating to proceeds which were distributed to shareholders on November 15, 2004.

Calypso Management pays the rent on behalf of the Company for its offices at One Faneuil Hall Marketplace, Boston, Massachusetts and is reimbursed by the Company pursuant to the administration and liquidation agreement.

PREA, the subsidiary through which the Company’s real estate management operations are conducted, leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross revenues less building operating expenses, the PREA property management fee and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires in 2043.

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

(8) FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other

SEGMENT DISCLOSURES

As of and for the three months ended June 30, 2005	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Gross Revenues and Sales	$2,853	$297	$155	$3,305
Elimination of Intersegment Revenues	—	—	(155)	(155)

Net Revenues and Sales	$2,853	$297	$—	$3,150

Income before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	966	253	102	1,321
Provision for Income Taxes	(449)	(103)	(1)	(553)
Minority Interest Expense	(744)	—	—	(744)
Equity Loss on Venture Capital Investment	—	—	(6)	(6)

Net (Loss) Income	$(227)	$150	$95	$18

Depreciation and Amortization	$243	$198	$—	$441

As of and for the three months ended June 30, 2004	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Gross Revenues and Sales	$2,644	$247	$146	$3,037
Elimination of Intersegment Revenues	(4)	—	(146)	(150)

Net Revenues and Sales	$2,640	$247	$—	$2,887

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(1,699)	(248)	202	(1,745)
Provision for Income Taxes	(1,286)	—	—	(1,286)
Minority Interest Income	41	—	—	41
Equity Gain on Venture Capital Investment	—	—	208	208

Net (Loss) Income	$(2,944)	$(248)	$410	$(2,782)

Depreciation and Amortization	$262	$5	$—	$267

As of and for the six months ended June 30, 2005	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Gross Revenues and Sales	$5,474	$551	$309	$6,334
Elimination of Intersegment Revenues	(1)	—	(309)	(310)

Net Revenues and Sales	$5,473	$551	$—	$6,024

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	2,314	(31)	189	2,472
Provision for Income Taxes	(1,267)	(104)	(62)	(1,433)
Minority Interest Expense	(1,501)	—	—	(1,501)
Equity Loss on Venture Capital Investment	—	—	(20)	(20)

Net Loss	$(454)	$(135)	$107	$(482)

Depreciation and Amortization	$494	$210	$—	$704

Total Assets	$86,259	$925	$8,052	$95,236

As of and for the six months ended June 30, 2004	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
Gross Revenues and Sales	$5,788	$491	$353	$6,632
Elimination of Intersegment Revenues	(4)	—	(353)	(357)

Net Revenues and Sales	$5,784	$491	$—	$6,275

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(801)	(503)	22	(1,282)
Provision for Income Taxes	(1,515)	(10)	(10)	(1,535)
Minority Interest Expense	(771)	—	—	(771)
Equity Gain on Venture Capital Investment	—	—	198	198

Net (Loss) Income	$(3,087)	$(513)	$210	$(3,390)

Depreciation and Amortization	$486	$12	$—	$498

Total Assets	$92,924	$1,441	$5,208	$99,573

(9) SUBSEQUENT EVENTS

On June 1, 2005, PIOGLOBAL Real Estate Investment Fund agreed to sell its approximately ten percent interest in OAO “Arnest”, one of its portfolio companies, for approximately $4.5 million. The transaction was completed on July 22, 2005 and resulted in an aggregate gain of approximately $57,000. PIOGLOBAL Real Estate Investment Fund received approximately $2.7 million of the purchase price in June, 2005, which is included in the accompanying Consolidated Financial Statements in cash and cash equivalents and other current liabilities. Accordingly, approximately $4.3 million previously classified as a long-term investment has been reclassified in the June 30, 2005 balance sheet as other current assets.

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

The Company considers its critical accounting policies to include those related to (i) current marketable securities, (ii) long-term marketable securities, (iii) accrued management fees and (iv) deferred taxes.

Current marketable securities consist primarily of United States Treasury securities and Russian government and municipal securities. United States Treasury securities are classified as held-to-maturity and recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in other income (expense) in the Consolidated Statements of Operations pursuant to SFAS No. 115. Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund. Security transactions are recorded on the settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used.

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

With respect to ongoing asset sales, Harbor Global accrues management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution or (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a deemed sale of the Company or a change in control, as defined in the amended and restated administration and liquidation agreement.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and six months ended June 30, 2005 and 2004, Liquidity and Capital Resources, and Risk Factors That May Affect Future Results.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Consolidated Operations.

Harbor Global broke even on revenues of $3.2 million in the second quarter of 2005 compared with a net loss of $2.8 million ($0.49 per share) on revenues of $2.9 million for the second quarter of 2004. The $2.8 million increase in net income during the second quarter of 2005 compared to the second quarter of 2004 was primarily attributable to a $1.1 million federal income tax liability incurred during the second quarter of 2004 in connection with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company, a $1.0 million increase in realized portfolio gains during the second quarter of 2005, and lower Russian withholding taxes of $0.9 million during the second quarter of 2005 related to dividends payable from the PIOGLOBAL Real Estate Investment Fund; partially offset by, a gain of $0.2 million during the second quarter of 2004 from the sale of two Prospect Poland Fund investments.

For the six months ended June 30, 2005, the Company reported a net loss of $0.5 million ($0.09 per share) compared to a net loss of $3.4 million ($0.60 per share) for the six months ended June 30, 2004. The $2.9 million decrease in net losses was attributable primarily to a $1.6 million increase in realized portfolio gains during the six months ended June 30, 2005, the $1.1 million federal income tax liability incurred during the six months ended June 30, 2004 in connection with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company and lower dividend withholding taxes of $0.9 million during the second quarter of 2005 related to dividends payable from the PIOGLOBAL Real Estate Investment Fund; offset partially by, lower currency translation gains of $0.4 million and the 2004 gain of $0.2 million from the sale of two Prospect Poland Fund investments.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three and six months ended June 30, 2005 and 2004:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
BUSINESS SEGMENT	2005	2004	2005	2004	2005	2004	2005	2004
Russian Real Estate Management and Investment Management Operations	$2.9	$2.7	$(0.2)	$(3.0)	$5.4	$5.8	$(0.5)	$(3.1)
Real Estate Management Operations	0.3	0.2	0.1	(0.2)	0.6	0.5	(0.1)	(0.5)
Other	—	—	0.1	0.4	—	—	0.1	0.2

Totals	$3.2	$2.9	—	$(2.8)	$6.0	$6.3	$(0.5)	$(3.4)

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.2 million for the second quarter of 2005 compared to a net loss of $3.0 million for the second quarter of 2004. The $2.8 million decrease in net losses during the second quarter of 2005 compared to the second quarter of 2004 was attributable principally to the $1.1 million federal income tax liability from the Pioglobal First Russia conversion during the second quarter of 2004, lower dividend withholding taxes of $0.9 million relating to dividends payable from the PIOGLOBAL Real Estate Investment Fund and a $0.6 million increase in realized portfolio gains.

During the six months ended June 30, 2005, the Russian real estate management and investment management business reported a net loss of $0.5 million compared to a net loss of $3.1 million for the comparable period in 2004. The $2.6 million decrease in net losses was attributable principally to a $1.2 million increase in realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion incurred during 2004 and lower dividend withholding taxes of $0.9 million relating to dividends payable from the PIOGLOBAL Real Estate Investment Fund partially offset by lower net translation gains of $0.4 million and $0.2 million of lower dividend income.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at June 30, 2005 and 2004 are set forth on the following table:

	June 30,
	2005	2004
	(IN MILLIONS)
Open-end Unit Funds	$63.6	$47.4
Interval Funds	3.8	4.2
Trust Management	55.8	40.9

Assets under management	$123.2	$92.5

Real Estate Management Operations.

The real estate management operations recorded net income of $0.1 million for the second quarter of 2005 compared to a net loss of $0.2 million in the second quarter of 2004. For the six months ended June 30, 2005 the real estate management operations reported a net loss of $0.1 million compared to a net loss of $0.5 million for the six months ended June 30, 2004. The additional income for both the three and six months ended June 30, 2005 was attributable to a $0.4 million realized portfolio gain recorded on the sale of marketable securities.

Other.

Harbor Global’s other operations reported net income of $0.1 million for the three months ended June 30, 2005 compared to net income of $0.4 million for the three months ended June 30, 2004. The Company recorded a gain of $0.2 million in the second quarter of 2004 from the sale of two Prospect Poland Fund investments.

For the six months ended June 30, 2005, Harbor Global’s other operations reported income of $0.1 million compared to income of $0.2 million for the six months ended June 30, 2004. The $0.1 million decrease in income was due to the gain of $0.2 million recorded in 2004 from the sale of two Prospect Poland Fund investments offset by higher interest income in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets consisting of cash and cash equivalents and marketable securities held directly by Harbor Global and maintained for general corporate purposes were approximately $7.4 million as of June 30, 2005. This represents an approximately $2.0 million decrease from the 2004 fiscal year end and is attributable principally to the funding of operations and the settlement of year end accruals. Management believes that the cash currently available for general corporate purposes is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Investment Fund, consist primarily of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, and real estate holdings.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, management may make forward-looking statements in this Quarterly Report on Form 10-Q, in other documents that the Company files with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-Q), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about asset realization plans and strategies, anticipated expenses, liquidity and capital resources and expectations about market conditions. Forward-looking statements can be identified by the words “may,” “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions. Forward-looking statements are based on currently available information and management’s expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Described below are some of the important factors that could affect the Company’s revenues, results of operations or ability to liquidate its assets on economically advantageous terms.

THE POTENTIAL VALUES TO BE REALIZED UPON THE SALE OR LIQUIDATION OF MOST OF HARBOR GLOBAL’S ASSETS, IF ANY, ARE SPECULATIVE.

The potential values to be realized upon the sale of Harbor Global’s Russian real estate management and investment management operations, if any, are speculative.

A significant portion of Harbor Global’s Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Real Estate Investment Fund, a company that invests in Russian real estate, and to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Real Estate Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities held by PIOGLOBAL Real Estate Investment Fund. Consequently, Harbor Global may have difficulty selling its investment in PIOGLOBAL Real Estate Investment Fund and may only be able to do so at prices which may not reflect the long-term value of the investment.

AN INCREASE IN COMPETITION IN THE RUSSIAN COMMERCIAL REAL ESTATE MARKET MAY ADVERSELY AFFECT THE COMPANY’S REVENUES AND THE VALUE OF THE COMPANY’S PRINCIPAL ASSET, THE MERIDIAN COMMERCIAL TOWER.

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an office building located in Moscow, Russia. For the six months ended June 30, 2005, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 74% of Harbor Global’s total revenue. Furthermore, for the six months ended June 30, 2005, Meridian Commercial Tower lease revenues accounted for approximately 94% of the revenues of PIOGLOBAL Real Estate Investment Fund, approximately 77% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations and approximately 70% of Harbor Global’s total revenue.

There is currently a shortage of commercial real estate in Moscow, Russia, which has brought about a significant increase in planned commercial real estate construction. If and when such new buildings are commissioned, competition for tenants may increase and adversely affect the Company’s ability to attract new, and retain existing, tenants. The loss of more than a few tenants could materially adversely affect the Company’s revenues. In addition, an increase in supply of commercial real estate in Russia may adversely affect the value of the Meridian Commercial Tower, the Company’s interest in PIOGLOBAL Real Estate Investment Fund and the Company’s ability to sell its interest in PIOGLOBAL Real Estate Investment Fund on economically advantageous terms.

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

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. On December 8, 2004, the term of Mr. Kasnet’s employment agreement was extended until October 24, 2006 to coincide with the term of the amended and restated administration and liquidation agreement. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, the individual whose agreement is terminated will cease to be an officer of Harbor Global. Harbor Global has obtained key officer life insurance policies on Mr. Kasnet and Mr. Hunter with benefits payable to Harbor Global.

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

DEFICIENCIES IN THE DESIGN AND OPERATION OF THE COMPANY’S DISCLOSURE CONTROLS AND PROCEDURES, INCLUDING ITS INTERNAL CONTROLS OVER FINANCIAL REPORTING, MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS AND TRADING PRICE OF ITS COMMON SHARES.

As discussed in Part I, Item 4, the Company has identified certain material weaknesses in it’s disclosure controls and procedures.

The Company’s management has begun taking steps that it believes will remediate the identified material weaknesses. These remediative actions are discussed in Item 4.

The Company is working toward documenting and evaluating its internal control systems in order to allow management to report on, and the Company’s independent auditors to attest to, its internal control over financial reporting beginning with the Company’s 2006 completed fiscal year, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Additional deficiencies or weaknesses in the Company’s disclosure controls and procedures or internal controls over financial reporting may be identified in the future, which may result in management being unable to conclude that the Company’s disclosure controls and procedures are effective or that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for the Company to produce reliable financial reports and are important to help prevent financial fraud. Any deficiencies or weaknesses in internal controls, or the inability of the Company’s management to conclude that, the Company’s disclosure controls and procedures or internal controls over financial reporting are effective could erode investor confidence in the accuracy and completeness of the Company’s financial reports and adversely affect the price at which the Company’s common shares are traded.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005. SFAS No. 123R is not anticipated to have an impact on the Company’s operating results or financial condition when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at June 30, 2005 and December 31, 2004 was approximately $0.9 million and $0.7 million, respectively, of cash and cash equivalents and approximately $15.6 million and $17.5 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $0.8 million for the six months ended June 30, 2005. Based on excess cash invested at June 30, 2005, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statements of Operations. To mitigate against currency translation risk, the Company primarily transacts business in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. For the three months ended June 30, 2005 and 2004, the Company reported net currency exchange losses of approximately $428,000 and $482,000, respectively. For the six months ended June 30, 2005, the Company reported net currency exchange losses of approximately $453,000 compared to net currency exchange gains of $403,000 for the six months ended June 30, 2004.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at June 30, 2005 and December 31, 2004.

	(IN THOUSANDS)
	June 30, 2005	December 31, 2004
Monetary Assets
Cash and Cash Equivalents	$9,956	$3,651
Restricted Cash	13,210	13,035
Securities Held for Sale	28,572	36,713
Other	7,473	2,182

	$59,211	$55,581

Monetary Liabilities
Dividend Payable	$13,210	$13,035
Taxes Payable	468	196
Deferred Taxes	1,701	2,132
Other	3,769	959

	$19,148	$16,322

Net Position	$40,063	$39,259

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $20,000 for the six months ended June 30, 2005, reflecting the Company’s proportional share of operating expenses. For the first half of 2004, the Company recorded a gain on its investment of approximately $198,000, reflecting the Company’s proportional share of $217,000 from the realized gain on the sale of two investments less $19,000 of operating expenses.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and MICEX and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2005 and December 31, 2004, the fair value of equity investments contained in long-term marketable securities aggregated $15.9 million and $13.3 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $2.4 million and $2.8 million at June 30, 2005 and December 31, 2004, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The Company has identified two material weaknesses in internal controls described below and accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective.

On July 15, 2005, the Company and the audit committee of the Board of Directors (the “Audit Committee”) determined that due to the omission of certain lease-related disclosures from the notes to the Company’s consolidated financial statements included as part of the Form 10-K, it would restate its financial statements for the years ended December 31, 2004, 2003 and 2002 to include, in Note 3 to such financial statements, the following previously omitted lease-related disclosure required by paragraph 23 of Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”):

•	The amount of contingent rentals included within the income statements forming a part of the Company’s Consolidated Financial Statements included as part of the Form 10-K;

•	A description of leasing arrangements pertaining to the operation of the Meridian Commercial Tower ; and

•	Minimum future rentals on noncancellable leases.

The Company determined to include this information in the notes to its Consolidated Financial Statements because rental income from the Meridian Commercial Tower, a commercial office building in Moscow, Russia, is a significant source of the Company’s revenues.

In connection with the preparation of the Company’s restated consolidated financial statements described above, the Company identified errors in the classification of securities held to maturity, trading securities and restricted cash as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and related interim periods within those years (including the six month period ended June 30, 2004, which has been revised in this Form 10Q), and the fiscal quarter ended March 31, 2005. Accordingly, on August 15, 2005, the Company and its Audit Committee determined that the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002, and fiscal quarter ended March 31, 2005, should be restated to properly reflect purchases of and proceeds from the sale of securities held to maturity in “Cash Flows from Investing Activities” rather than “Cash Flows from Operating Activities” and purchases of and proceeds from the sale of trading securities in “Cash Flows from Operating Activities” rather than “Cash Flows from Investing Activities” pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company also determined to restate the line item entitled “Reclassification of Restricted Cash” from “Cash Flows from Financing Activities” to “Cash Flows from Investing Activities” at this time.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has concluded that, as of June 30, 2005, the Company did not maintain effective controls over the (i) identification and determination of required lease-related disclosures in accordance with accounting principles generally accepted in the United States and (ii) determination and verification of the reporting of trading securities and securities held to maturity in the statements of cash flows to ensure such disclosure was accurate and in conformity with accounting principles generally accepted in the United States. These deficiencies in internal control over financial reporting resulted in the restatements described above. Accordingly, management has concluded that each of the control deficiencies described above constitutes a material weakness.

In response to the identified material weaknesses in internal control over financial reporting, the Company is reviewing its disclosure controls and procedures relating to lease-related accounting disclosures and the proper classification of certain securities held by the Company and its subsidiaries in its consolidated statements of cash flows, implementing additional training of the Company’s accounting staff regarding lease accounting and disclosure and the proper classification of certain securities and modifying certain disclosure and internal controls that management believes will improve the Company’s ability to process and report complete and correct financial information required by applicable rules and regulations. The Company’s management believes that these additional efforts, together with pre-existing disclosure controls and procedures and other internal controls, will remediate the identified material weaknesses.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company's internal controls over financial reporting during second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Since June 30, 2005, the Company has begun implementing the changes in its internal controls described above to ensure that (1) required lease-related disclosures are made in accordance with accounting principles generally accepted in the United States and (2) securities held to maturity, trading securities and restricted cash are accurately reflected in the Company’s consolidated statements of cash flows in conformity with accounting principles generally accepted in the United States.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a)    Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2005

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