Form 10-Q/A
period 2005-03-31
HARBOR GLOBAL CO LTD
filed 2005-09-12
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 15, 2005, the registrant had 5,667,311 common shares, par value $.0025 per share, issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Harbor Global Company Ltd. (the “Company”) for the quarter ended March 31, 2005 is being filed to:

(1)	restate the Company’s financial statements for the quarters ended March 31, 2005 and 2004 included in the Company’s previously filed Quarterly Report on Form 10-Q to include in note 5 to the consolidated financial statements a description of the Meridian Commercial Tower tenant leases, the amount of contingent rentals included within the income statements forming a part of the Consolidated Financial Statements and minimum future rentals on noncancellable leases;

(2)	restate the Company’s Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004 to properly reflect securities held to maturity in “Cash Flows from Investing Activities,” trading securities in “Cash Flows from Operating Activities,” and restricted cash in “Cash Flows from Investing Activities”; and

(3)	amend and restate Item 4 of the Form 10-Q to amend and restate the conclusions of the Company’s management with respect to the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 1 and 4, as amended, including the complete text of the financial statements required by Item 1, is set forth herein. The remainder of the Company’s Form 10-Q is unchanged and is not reproduced in this Amendment No. 1 on form 10-Q/A. This report speaks as of the original filing date of the Form 10-Q and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

In addition, in connection with the filing of this Amendment No. 1 on Form 10Q/A and pursuant to Section 12b-15, the Company is including currently dated certifications.

HARBOR GLOBAL COMPANY LTD.

AMENDMENT NO. 1 ON FORM 10-Q/A

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

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	RESTATED
Cash Flows from Operating Activities:
Net Loss	$(500)	$(609)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities —
Depreciation and Amortization	263	231
Restricted Unit Awards	—	76
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(2,242)	(562)
Purchase of Trading Securities	(1,181)	(1,923)
Proceeds from Sale of Trading Securities	1,051	3,399
Translation Loss (Gain)	20	(272)
Minority Interest	757	812
Equity Loss on Venture Capital Investment	14	10
Changes in Operating Assets and Liabilities —
Other Current Assets	(358)	(1,076)
Accrued Expenses and Accounts Payable	(957)	(1,178)

Total Adjustments and Changes in Operating Assets and Liabilities	(2,633)	(483)

Net Cash Used in Operating Activities	(3,133)	(1,092)

Cash Flows from Investing Activities:
Purchase of Long-term Investments and Marketable Securities	(10,709)	(7,419)
Other Long-term Assets	(133)	6
Proceeds from Sale of Long-term Investments and Marketable Securities	12,798	4,708
Proceeds from Payment on Note Receivable	—	4,700
Restricted Cash for Minority Dividends	53	(207)

Net Cash Provided by Investing Activities	2,009	1,788

Cash Flows from Financing Activities:
Dividends Paid	(15)	(5)

Net Cash Provided Used In Financing Activities	(15)	(5)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,139)	691

Cash and Cash Equivalents, Beginning of Period	7,754	23,957

Cash and Cash Equivalents, End of Period	$6,615	$24,648

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

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

BASIS OF PRESENTATION

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 is unaudited; however, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of March 31, 2005 and the results of operations and cash flows of the Company for the three month periods ended March 31, 2005 and 2004. Results for interim periods may not be necessarily indicative of the results to be expected for the year. The interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 (the

“Form 10-K”) filed with the Securities and Exchange Commission on March 23, 2005 and Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on August 18, 2005. However, investors are cautioned not to rely on the Consolidated Financial Statements included as part of the Form 10-K as the Company has restated such financial statements in Amendment No. 1 on Form 10-K/A to include additional lease and lease revenue disclosures in Note 3 to the Notes to the Consolidated Financial Statements and restate the Consolidated Statements of Cash Flows included therein to properly reflect securities held to maturity in Cash Flows from Investing Activities, trading securities in Cash Flows from Operating Activities and restricted cash in Cash Flows from Investing Activities, as indicated in Note 2 to such Consolidated Financial Statements.

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

RESTATEMENTS

In the Company’s Amendment No. 1 on Form 10-K/A filed August 18, 2005, the Company restated its consolidated financial statements for the year ended December 31, 2004 to include in Note 3 to such financial statements certain previously omitted lease-related disclosures required by paragraph 23 of Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS No. 13”). In addition, on August 18, 2005, the Company restated its Consolidated Statement of Cash Flows for the year ended December 31, 2004. The accompanying Consolidated Statements of Cash Flows for March 31, 2005 and 2004 are restated herein to properly reflect held to maturity securities (increase of $557,000 and decrease of $2,528,000, respectively) in Cash Flows from Investing Activities rather than Cash Flows from Operating Activities and trading securities (decrease of $130,000 and increase of $1,476,000, respectively) in Cash Flows from Operating Activities rather than Cash Flows from Investing Activities pursuant to SFAS No. 115. In addition, the classification of restricted cash has also been restated to properly reflect changes therein as Cash Flows from Investing Activities rather than Cash Flows from Financing Activities.

The net effect of the foregoing restatements on Cash Flows from Operating Activities, Cash Flows from Investing Activities and Cash Flows from Financing Activities for 2005 and 2004 from the results for such periods previously reported is set forth in the following table:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(In Thousands)
Cash Flow from Operating Activities as reported	$(2,446)	$(5,096)
Cash Flow from Operating Activities as restated	(3,133)	(1,092)

Net Change in Cash Flows from Operating Activities	$(687)	$4,004

Cash Flow from Investing Activities as reported	$1,269	$5,999
Cash Flow from Investing Activities as restated	2,009	1,788

Net Change in Cash Flows from Investing Activities	$740	$(4,211)

Cash Flow from Financing Activities as reported	$38	$(212)
Cash Flow from Financing Activities as restated	(15)	(5)

Net Change in Cash Flows from Financing Activities	$(53)	207

Net Change in Cash and Cash Equivalents	$—	$—

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

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of March 31, 2005:

Year Ending December 31,
2005	$4,333,445
2006	4,048,386
2007	3,154,448
2008	2,074,450
2009	829,653
Beyond	60,900

Total minimum future rental income	$14,501,282

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

Contingent rental income for the three months ended March 31, 2005 and 2004 was approximately $45,000, and $36,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The Company has identified two material weaknesses in internal controls described below and accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective.

On July 15, 2005, the Company and the audit committee of the Board of Directors (the “Audit Committee”) determined that due to the omission of certain lease-related disclosures from the notes to the Company’s consolidated financial statements included as part of the Form 10-K, it would restate its financial statements for the years ended December 31, 2004, 2003 and 2002 to include, in Note

3 to such financial statements, the following previously omitted lease-related disclosure required by SFAS NO. 13:

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

In connection with the preparation of the Company’s restated consolidated financial statements described above, the Company identified errors in the classification of securities held to maturity, trading securities and restricted cash as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and related interim periods within those years (including the three month periods ended March 31, 2005 and 2004, which such periods have been restated in this Amendment No. 1 on Form 10-Q/A). Accordingly, on August 15, 2005, the Company and its Audit Committee determined that the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002, and fiscal quarter ended March 31, 2005, should be restated to properly reflect purchases of and proceeds from the sale of securities held to maturity in “Cash Flows from Investing Activities” rather than “Cash Flows from Operating Activities” and purchases of and proceeds from the sale of trading securities in “Cash Flows from Operating Activities” rather than “Cash Flows from Investing Activities” pursuant to SFAS No. 115. The Company also determined to restate the line item entitled “Reclassification of Restricted Cash” from “Cash Flows from Financing Activities” to “Cash Flows from Investing Activities” at this time.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has concluded that, as of March 31, 2005, the Company did not maintain effective controls over the (i) identification and determination of required lease-related disclosures in accordance with accounting principles generally accepted in the United States and (ii) determination and verification of the reporting of trading securities and securities held to maturity in the statements of cash flows to ensure such disclosure was accurate and in conformity with accounting principles generally accepted in the United States. These deficiencies in internal control over financial reporting resulted in the restatements described above. Accordingly, management has concluded that each of the control deficiencies described above constitutes a material weakness.

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

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 12, 2005

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer

(Duly authorized officer and principal financial
and accounting officer)

EXHIBIT NUMBER	DESCRIPTION
3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1*	Specimen Common Share Certificate

10.1++	Second Amendment to Lease dated March 28, 2005 by and between Faneuil Hall Marketplace, LLC, and Harbor Global Company Ltd.

31.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.
*	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000
++	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2005.