Form 10-Q
period 2005-09-30
HARBOR GLOBAL CO LTD
filed 2005-11-02
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of November 1, 2005, the registrant had 5,673,311 common shares, par value $.0025 per share, issued and outstanding.

HARBOR GLOBAL COMPANY LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Cash and Cash Equivalents	$18,016	$7,754
Restricted Cash	13,281	13,035
Marketable Securities	11,994	17,456
Accounts Receivable	1,320	986
Prepaid Expenses	2,396	1,880
Other Current Assets	10	7

Total Current Assets	47,017	41,118

Polish Venture Capital Investment	248	273
Marketable Securities	24,175	19,998
Long-term Investments	1,103	8,715
Building	21,466	21,726
Other Long-term Assets	1,113	1,190
Goodwill	1,253	1,253

Total Assets	$96,375	$94,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$632	$1,140
Dividend Payable	13,281	13,035
Accrued Expenses and Deferred Rental Income	2,003	2,206
Accrued Fees Payable to Calypso Management	559	739
Foreign Taxes Payable	649	196
Deferred Taxes	220	241

Total Current Liabilities	17,344	17,557

Deferred Taxes	2,545	2,039

Total Liabilities	19,889	19,596

Minority Interest	29,124	27,109

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,667,311 shares issued and outstanding as of September 30, 2005 and December 31, 2004	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	48,259	48,284
Accumulated Deficit	(5,406)	(4,541)
Other Comprehensive Income
Net Unrealized Gains on Available for Sale Marketable Securities	4,495	3,811

Total Stockholders’ Equity	47,362	47,568

Total Liabilities and Stockholders’ Equity	$96,375	$94,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Real Estate Revenue	$2,127	$1,960	$6,349	$5,861
Management Fee Income	687	452	1,670	1,449
Other Income	383	344	1,201	1,721

Total Revenues	3,197	2,756	9,220	9,031

Operating Expenses:
Salary and Benefit Expenses	(1,174)	(1,082)	(3,601)	(3,588)
Facility Expenses	(374)	(376)	(1,106)	(1,132)
Building and Property Management Expenses	(568)	(802)	(1,787)	(1,983)
Management Fee Expense	(586)	(605)	(1,962)	(2,312)
Operating Taxes	(311)	(281)	(1,047)	(2,023)
Advertising Expense	(234)	(371)	(746)	(908)
Other Expenses	(920)	(901)	(3,142)	(2,063)

Total Operating Expenses	(4,167)	(4,418)	(13,391)	(14,009)

Operating Loss	(970)	(1,662)	(4,171)	(4,978)

Other Income:
Net Unrealized and Realized Gains on Securities	930	112	5,688	1,140
Interest Income	409	537	1,323	1,542

Total Other Income, Net	1,339	649	7,011	2,682

Income (Loss) from Operations before Provision for Income Taxes, Minority Interest and Equity (Loss) Gain on Investment	369	(1,013)	2,840	(2,296)

Provision for Income Taxes	(522)	(202)	(1,955)	(1,737)

Income (Loss) from Operations before Minority Interest and Equity (Loss) Gain on Investment	(153)	(1,215)	885	(4,033)

Minority Interest (Expense) Income	(224)	89	(1,725)	(682)
Equity (Loss) Gain on Venture Capital Investment	(5)	(107)	(25)	91

Net Income (Loss)	$(382)	$(1,233)	$(865)	$(4,624)

Earnings (Loss) Per Share:
Basic and Diluted Earnings (Loss) Per Share	$(0.07)	$(0.22)	$(0.15)	$(0.82)

Weighted Average Basic and Diluted Shares Outstanding	5,667	5,661	5,667	5,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
		Restated
Cash Flows from Operating Activities:
Net Loss	$(865)	$(4,624)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities —
Depreciation and Amortization	1,003	761
Restricted Unit Awards	—	169
Unrealized and Realized Gains on Venture Capital, Marketable Securities, and Long-term Investments, Net	(5,688)	(1,140)
Purchase of Trading Securities	(8,591)	(4,042)
Proceeds from Sale of Trading Securities	11,864	6,335
Translation Loss (Gain)	137	98
Minority Interest	1,725	682
Equity Loss (Gain) on Venture Capital Investment	25	(91)
Changes in Operating Assets and Liabilities —
Accounts Receivable	(334)	255
Other Current Assets	(519)	(1,008)
Accounts Payable	(533)	(652)
Dividend Payable	(357)	(7)
Accrued Expenses	(381)	1,839
Foreign Taxes Payable and Deferred Taxes	431	(1,267)

Total Adjustments and Changes in Operating Assets and Liabilities	(1,218)	1,932

Net Cash Used in Operating Activities	(2,083)	(2,692)

Cash Flows from Investing Activities:
Building Improvements	(276)	—
Purchase of Long-term Investments and Marketable Securities	(34,372)	(33,392)
Other Long-term Assets	(75)	(112)
Proceeds from Sale of Long-term Investments and Marketable Securities	47,354	21,230
Proceeds from Payment on Note Receivable	—	4,700
Proceeds from Prospect Poland Fund	—	388
Restricted Cash for Minority Dividends	(246)	(6,157)

Net Cash Provided by (Used In) Investing Activities	12,385	(13,343)

Cash Flows from Financing Activities:
Dividends Paid to Minority Interest	(39)	(154)
Purchase of Restricted Stock	—	(308)
Subsidiary Level Treasury Stock Repurchase	(1)	—

Net Cash Used In Financing Activities	(40)	(462)

Net Increase (Decrease) in Cash and Cash Equivalents	10,262	(16,497)

Cash and Cash Equivalents, Beginning of Period	7,754	23,957

Cash and Cash Equivalents, End of Period	$18,016	$7,460

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2005

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

BASIS OF PRESENTATION

The interim financial data included as part of this Quarterly Report on Form 10-Q is unaudited. However, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of September 30, 2005 and the results of operations of the Company for the three and nine month periods ended September 30, 2005 and 2004 and cash flows of the Company for the nine months ended September 30, 2005 and 2004. Results for interim periods may not be necessarily indicative of the results to be expected for the year. The interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) filed with the Securities and Exchange Commission on March 23, 2005 and Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on August 18, 2005. However, investors are cautioned not to rely on the Consolidated Financial Statements included as part of the Form 10-K as the Company has restated such financial statements in Amendment No. 1 on Form 10-K/A to include additional lease and lease revenue disclosures in Note 3 to the Notes to the Consolidated Financial Statements and restate the Consolidated Statements of Cash Flows included therein to properly reflect securities held to maturity in Cash Flows from Investing Activities, trading securities in Cash Flows from Operating Activities and restricted cash in Cash Flows from Investing Activities, as indicated in Note 2 to such Consolidated Financial Statements.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. However, on April 12, 2004, Pioglobal First Russia, Inc., an indirect subsidiary of the Company, through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC (“Pioglobal First Russia”). As a result of the conversion, the Company expected to indirectly (through Pioglobal First Russia) incur a United States federal income tax liability of approximately $1,061,000, which is reported in provision for income taxes in the 2004 Consolidated Statement of Operations. Based on the final federal tax return filed during the third quarter of 2005, the actual federal income tax due was $733,550. Accordingly, the Company recorded a credit of approximately $327,000 in its provision for income taxes in the third quarter of 2005. The provision also includes United States federal income tax expense of approximately $34,000 and $96,000 for the three and nine months ended September 30, 2005, respectively and approximately $26,000 and $45,000 for the three and nine months ended September 30, 2004, respectively.

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

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at amortized cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Russian federal and municipal government securities are held primarily in the Open Joint-Stock Company “PIOGLOBAL Real Estate Investment Fund” (“PIOGLOBAL Real Estate Investment Fund”), an approximately 52% owned subsidiary of the Company. Security transactions are recorded on the settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at September 30, 2005 and December 31, 2004. Unrealized gains and losses recorded on Russian government securities are presented for the three and nine months ended September 30, 2005 and 2004.

Balances of Current Marketable Securities

	September 30, 2005	December 31, 2004
	(In Thousands)
Russia (trading)	$6,426	$9,883
United States (held to maturity)	5,568	7,573

Total Marketable Securities	$11,994	$17,456

Net Unrealized Loss on Russian Federal and Municipal Government Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Gross Unrealized Gain	$104	$48	$292	$368
Gross Unrealized Loss	(107)	(56)	(382)	(592)

Net Unrealized Loss	$(3)	$(8)	$(90)	$(224)

LONG-TERM MARKETABLE SECURITIES

Long-term Marketable Securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds held in the portfolio of the PIOGLOBAL Real Estate Investment Fund and Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”). In addition, certain subsidiaries of the Company maintain investments in unit funds managed by PIOGLOBAL Asset Management.

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

Set forth in the following tables are the balances of long-term marketable securities at September 30, 2005 and December 31, 2004, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at September 30, 2005 and December 31, 2004:

Balance of Long-term Marketable Securities Classified as Available for Sale

	September 30, 2005	December 31, 2004
	(In Thousands)
Equity Securities	$13,658	$13,333
Corporate Bonds	9,742	5,043
Unit Funds	775	1,622

Total Marketable Securities	$24,175	$19,998

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	September 30, 2005	December 31, 2004
	(In Thousands)
Equity Securities
Gross Unrealized Gain	$9,889	$7,276
Gross Unrealized Loss	—	(115)

Net Unrealized Gain	$9,889	$7,161

Corporate Bonds
Gross Unrealized Gain	$74	$329
Gross Unrealized Loss	(94)	—

Net Unrealized (Loss) Gain	$(20)	$329

Unit Funds
Gross Unrealized Gain	$735	$992
Gross Unrealized Loss	—	—

Net Unrealized Gain	$735	$992

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 76% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the nine months ended September 30, 2005, and approximately 69% of Harbor Global’s total revenue during the same period.

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

RESTATEMENTS

In the Company’s Amendment No. 1 on Form 10-K/A filed August 18, 2005, the Company restated its Consolidated Statement of Cash Flows for the year ended December 31, 2004. The accompanying Consolidated Statement of Cash Flows for September 30, 2004 has been restated herein to properly reflect held to maturity securities (cash decrease of $5,703,000) in Cash Flows from Investing Activities rather than Cash Flows from Operating Activities and trading securities (cash increase of $2,293,000) in Cash Flows from Operating Activities rather than Cash Flows from Investing Activities pursuant to SFAS No. 115. In addition, the classification of restricted cash has also been restated to properly reflect changes therein as Cash Flows from Investing Activities rather than Cash Flows from Financing Activities.

The net effect of the foregoing restatements on Cash Flows from Operating Activities, Cash Flows from Investing Activities and Cash Flows from Financing Activities for the nine months ended September 30, 2004 from the results for such periods previously reported is set forth in the following table:

(In Thousands)

Cash Flow from Operating Activities as reported	$(10,688)
Cash Flow from Operating Activities as restated	(2,692)

Net Change in Cash Flows from Operating Activities	$7,996

Cash Flow from Investing Activities as reported	$810
Cash Flow from Investing Activities as restated	(13,343)

Net Change in Cash Flows from Investing Activities	$(14,153)

Cash Flow from Financing Activities as reported	$(6,619)
Cash Flow from Financing Activities as restated	(462)

Net Change in Cash Flows from Financing Activities	$6,157

Net Change in Cash and Cash Equivalents	$—

(3) EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(4) CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2005 and 2004, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2005		2004
	(In Thousands)
Net Loss		$(382)		$(1,233)
Other Comprehensive Income
Holding Gain	2,233		599
Reclassification Adjustment	(736)		(46)

Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $908,000 and $751,000 and minority interest of $1,376,000 and $1,046,000 for the three months ended September 30, 2005 and 2004, respectively)		1,497		553

Total Comprehensive Income (Loss)		$1,115		$(680)
Additional Paid In Capital		—		—

Change in Stockholder’s Equity		$1,115		$(680)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005		2004
	(In Thousands)
Net Loss		$(865)		$(4,624)
Other Comprehensive Income
Holding Gain	5,018		1,934
Reclassification Adjustment	(4,334)		(1,103)

Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $506,000 and $164,000 and minority interest of $931,000 and $241,000 for the nine months ended September 30, 2005 and 2004, respectively)		684		831

Total Comprehensive Loss		$(181)		$(3,793)
Additional Paid In Capital		(25)		(139)

Change in Stockholder’s Equity		$(206)		$(3,932)

(5) LEASING ARRANGEMENTS

The Meridian Commercial Tower is an 18 story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower is managed by PREA, L.L.C. (“PREA”) and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. PREA leases the building from the PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. Generally, the tenant subleases have terms ranging from approximately eleven months to approximately eight years ten months and annual base rent ranging from approximately $167 to approximately $600 per square meter. In addition to base rent, each tenant pays a pro rata share of the operating expenses relating to the building, including utilities, maintenance expenses, management expenses (including fees payable to PREA for management of the building pursuant to the master lease agreement with PIOGLOBAL Real Estate Investment Fund), license fees, insurance premiums and taxes, other than income taxes relating to PREA. In addition, a small number of subtenants also pay additional contingent rent based on gross revenues and other financial measures. Rent and operating expenses are typically payable quarterly at the beginning of the applicable calendar quarter.

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of September 30, 2005:

Year Ending December 31,

2005	$2,912,675
2006	4,688,031
2007	3,889,640
2008	2,810,971
2009	997,735
Beyond	126,900

Total minimum future rental income	$15,425,952

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

Contingent rental income for the three and nine months ended September 30, 2005 was approximately $47,000, and $138,000, respectively. Contingent rental income for the three and nine months ended September 30, 2004 was approximately $35,000, and $114,000, respectively.

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

The Company incurred management fee expenses of approximately $586,000, and $605,000 for the three months ended September 30, 2005, and 2004, respectively, related to the reimbursement of expenses. For the nine months ended September 30, 2005 and 2004, the Company incurred management fee expenses of approximately $1,962,000 and $1,978,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $559,000 and $535,000 were outstanding at September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2004, the Company also accrued management fee expense of $334,000, relating to proceeds which were distributed to shareholders on November 15, 2004.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2005
Gross Revenues and Sales	$2,886	$311	$155	$3,352
Elimination of Intersegment Revenues	—	—	(155)	(155)

Net Revenues and Sales	$2,886	$311	$—	$3,197

Income before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	416	(152)	105	369
Provision for Income Taxes	(497)	23	(48)	(522)
Minority Interest Expense	(224)	—	—	(224)
Equity Loss on Venture Capital Investment	—	—	(5)	(5)

Net (Loss) Income	$(305)	$(129)	$52	$(382)

Depreciation and Amortization	$293	$6	$—	$299

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2004
Gross Revenues and Sales	$2,510	$246	$147	$2,903
Elimination of Intersegment Revenues	—	—	(147)	(147)

Net Revenues and Sales	$2,510	$246	$—	$2,756

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(914)	(185)	86	(1,013)
Provision for Income Taxes	(176)	(26)	—	(202)
Minority Interest Income	89	—	—	89
Equity Loss on Venture Capital Investment	—	—	(107)	(107)

Net (Loss) Income	$(1,001)	$(211)	$(21)	$(1,233)

Depreciation and Amortization	$257	$6	$—	$263

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2005
Gross Revenues and Sales	$8,359	$862	$464	$9,685
Elimination of Intersegment Revenues	(1)	—	(464)	(465)

Net Revenues and Sales	$8,358	$862	$—	$9,220

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	2,730	(184)	294	2,840
Provision for Income Taxes	(1,765)	(81)	(109)	(1,955)
Minority Interest Expense	(1,725)	—	—	(1,725)
Equity Loss on Venture Capital Investment	—	—	(25)	(25)

Net Loss	$(760)	$(265)	$160	$(865)

Depreciation and Amortization	$985	$18	$—	$1,003

Total Assets	$87,984	$575	$7,816	$96,375

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2004
Gross Revenues and Sales	$8,298	$737	$500	$9,535
Elimination of Intersegment Revenues	(4)	—	(500)	(504)

Net Revenues and Sales	$8,294	$737	$—	$9,031

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Gain on Investment	(1,716)	(688)	108	(2,296)
Provision for Income Taxes	(1,692)	(35)	(10)	(1,737)
Minority Interest Expense	(682)	—	—	(682)
Equity Gain on Venture Capital Investment	—	—	91	91

Net (Loss) Income	$(4,090)	$(723)	$189	$(4,624)

Depreciation and Amortization	$743	$18	$—	$761

Total Assets	$92,669	$1,549	$4,055	$98,273

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and nine months ended September 30, 2005 and 2004, Liquidity and Capital Resources, and Risk Factors That May Affect Future Results.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Consolidated Operations.

Harbor Global reported a loss of $0.4 million ($0.07 per share) on revenues of $3.2 million in the third quarter of 2005 compared with a net loss of $1.2 million ($0.22 per share) on revenues of $2.8 million for the third quarter of 2004. The $0.8 million decrease in losses during the third quarter of 2005 compared to the third quarter of 2004 was primarily attributable to a $0.2 million increase in realized portfolio gains from the Russian real estate management and investment management operations, a $0.2 million increase in currency translation gains, a $0.2 million increase in management fee revenue and a $0.1 million decrease in advertising expense.

For the nine months ended September 30, 2005, the Company reported a net loss of $0.9 million ($0.15 per share) compared to a net loss of $4.6 million ($0.82 per share) for the nine months ended September 30, 2004. The $3.7 million decrease in net losses was attributable primarily to a $1.8 million increase in realized portfolio gains during the nine months ended September 30, 2005, the $1.1 million federal income tax liability incurred during the nine months ended September 30, 2004 in connection with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company and lower dividend withholding taxes of $0.9 million in 2005 related to dividends payable from the PIOGLOBAL Real Estate Investment Fund.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three and nine months ended September 30, 2005 and 2004:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET LOSS		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
BUSINESS SEGMENT	2005	2004	2005	2004	2005	2004	2005	2004
Russian Real Estate Management and Investment Management Operations	$2.9	$2.5	($0.3)	($1.0)	$8.3	$8.3	($0.8)	($4.1)
Real Estate Management Operations	0.3	0.3	(0.1)	(0.2)	0.9	0.7	(0.3)	(0.7)
Other	—	—	—	—	—	—	0.2	0.2

Totals	$3.2	$2.8	($0.4)	($1.2)	$9.2	$9.0	($0.9)	($4.6)

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.3 million for the third quarter of 2005 compared to a net loss of $1.0 million for the third quarter of 2004. The $0.7 million decrease in net losses during the third quarter of 2005 compared to the third quarter of 2004 was attributable principally to a $0.2 million increase in realized portfolio gains, a $0.2 million increase in currency translation gains, a $0.2 million increase in management fee revenue and a $0.1 million decrease in advertising expense.

During the nine months ended September 30, 2005, the Russian real estate management and investment management business reported a net loss of $0.8 million compared to a net loss of $4.1 million for the comparable period in 2004. The $3.3 million decrease in net losses was attributable principally to a $1.4 million increase in realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion incurred during 2004 and lower dividend withholding taxes of $0.9 million relating to dividends payable from the PIOGLOBAL Real Estate Investment Fund.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at September 30, 2005 and 2004 are set forth on the following table:

	September 30,
	2005	2004
	(IN MILLIONS)
Open-end Unit Funds	$77.0	$47.4
Interval Funds	4.0	4.2
Trust Management	62.9	40.9

Assets under management	$143.9	$92.5

Real Estate Management Operations.

The real estate management operations recorded a net loss of $0.1 million for the third quarter of 2005 compared to a net loss of $0.2 million in the third quarter of 2004. For the nine months ended September 30, 2005 the real estate management operations reported a net loss of $0.3 million compared to a net loss of $0.7 million for the nine months ended September 30, 2004. The additional income for the nine months ended September 30, 2005 was attributable to a $0.4 million realized portfolio gain recorded on the sale of marketable securities.

Other.

Harbor Global’s other operations broke even for both the three months ended September 30, 2005 and the three months ended September 30, 2004. For the nine months ended September 30, 2005 and September 30, 2004, Harbor Global’s other operations reported income of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets consisting of cash and cash equivalents and marketable securities held directly by Harbor Global and maintained for general corporate purposes were approximately $7.5 million as of September 30, 2005. This represents an approximately $1.9 million decrease from the 2004 fiscal year end and is attributable principally to the funding of operations and the settlement of year end accruals less the receipt of approximately $1.1 million from PREA’s Moscow office and the $0.6 million dividend received from PIOGLOBAL Real Estate Investment Fund. Management believes that the cash currently available for general corporate purposes is sufficient to fund operations over the next two years.

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

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an office building located in Moscow, Russia. For the nine months ended September 30, 2005, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 72% of Harbor Global’s total revenue. Furthermore, for the nine months ended September 30, 2005, Meridian Commercial Tower lease revenues accounted for approximately 95% of the revenues of PIOGLOBAL Real Estate Investment Fund, approximately 76% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations and approximately 69% of Harbor Global’s total revenue.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at September 30, 2005 and December 31, 2004 was approximately $1.8 million and $0.7 million, respectively, of cash and cash equivalents and approximately $12.0 million and $17.5 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $1.1 million for the nine months ended September 30, 2005. Based on excess cash invested at September 30, 2005, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statements of Operations. To mitigate against currency translation risk, the Company primarily transacts business in United States dollars by contracting for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. For the three months ended September 30, 2005, the Company reported net currency exchange gains of approximately $228,000 and for the three months ended September 30, 2004, the Company reported net exchange losses of approximately $132,000, respectively. For the nine months ended September 30, 2005, the Company reported net currency exchange losses of approximately $225,000 compared to net currency exchange gains of $271,000 for the nine months ended September 30, 2004.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(IN THOUSANDS)
Monetary Assets
Cash and Cash Equivalents	$14,048	$3,651
Restricted Cash	13,281	13,035
Securities Held for Sale	29,345	36,713
Other	2,878	2,182

	$59,552	$55,581

Monetary Liabilities
Dividend Payable	$13,281	$13,035
Taxes Payable	648	196
Deferred Taxes	2,588	2,132
Other	586	959

	$17,103	$16,322

Net Position	$42,449	$39,259

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $25,000 for the nine months ended September 30, 2005, reflecting the Company’s proportional share of operating expenses. For the nine months ended September 30, 2004, the Company recorded a gain on its investment of approximately $91,000, reflecting the Company’s proportionate share of realized gains on the sale of two investments of $217,000 less its proportionate share of an investment write-down and operating expenses of $81,000 and $45,000, respectively.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and MICEX and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2005 and December 31, 2004, the fair value of equity investments contained in long-term marketable securities aggregated $13.7 million and $13.3 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $3.9 million and $2.8 million at September 30, 2005 and December 31, 2004, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting. During the second quarter of 2005, the Company identified material weaknesses in its controls over the (1) identification and determination of required lease-related disclosures in accordance with accounting principles generally accepted in the United States and (2) determination and verification of the reporting of trading securities and securities held to maturity in the Company’s statements of cash flows necessary to ensure such disclosure is accurate and in conformity with accounting principles generally accepted in the United States. In response to these identified material weaknesses in internal control over financial reporting, during the third quarter of 2005, the Company implemented additional training of the Company’s accounting staff regarding lease accounting and disclosure and the proper classification of certain securities and modified certain disclosure and internal controls to improve the Company’s ability to process and report complete and correct financial information required by applicable rules and regulations. The Company’s management believes that these additional efforts, together with pre-existing disclosure controls and procedures and other internal controls, have remediated the identified material weaknesses.

Except as described above, there have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2005

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