Form 10-K
period 2005-12-31
HARBOR GLOBAL CO LTD
filed 2006-03-16
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $28,427,854.95. This aggregate market value is based upon the closing bid quotation for the registrant’s common shares on June 30, 2005 and excludes shares held by directors and executive officers and certain persons and organizations who own 10% or more of the registrant’s common shares, on the basis that such persons may be deemed to be affiliates of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common shares that have represented in filings made with the United States Securities and Exchange Commission that they are (i) registered investment advisers under Section 203 of the Investment Advisors Act of 1940, (ii) investment companies registered under Section 8 of the Investment Company Act of 1940 or (iii) banks as defined in Section 3(a)(6) of the Securities Exchange Act of 1934. The exclusion of shares for the purpose of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 1, 2006, the registrant had 5,673,311 common shares, par value $.0025 per share, issued and outstanding.

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

The Company’s primary assets as of December 31, 2005 by segment consist of the following:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other:

—	approximately $5.9 million in cash, cash equivalents and marketable securities held directly by Harbor Global

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

Harbor Global conducts business primarily in Russia. For the year ended December 31, 2005, virtually all of Harbor Global’s revenues were derived from operations in Russia. Harbor Global’s businesses and assets are described below, together with the principal strategies that Harbor Global currently intends to employ to sell or liquidate its assets.

RUSSIAN REAL ESTATE MANAGEMENT AND INVESTMENT MANAGEMENT OPERATIONS

Structure of Operations.    Harbor Global’s Russian real estate management and investment management operations are conducted through its wholly owned subsidiary, Pioglobal Omega, L.L.C. (“Pioglobal Omega”), and in turn, Pioglobal Omega operates through its approximately 92% owned subsidiary, Pioglobal First Russia, LLC (formerly, Pioglobal First Russia, Inc.) (“Pioglobal First Russia”).

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

Minority Unit Holders in Pioglobal First Russia.    In 2003 and 2004 Pioglobal First Russia awarded restricted units to certain key officers of PIOGLOBAL Asset Management. Certain of these awards are subject to vesting provisions. During 2005, the Company issued a call provision for the outstanding units of an officer no longer employed by PIOGLOBAL Asset Management. Upon the full vesting of the outstanding awards, the Company will continue to own approximately 92% of the outstanding units in Pioglobal First Russia.

The fair value of the units issued during 2003 and 2004 were calculated using the valuation services of an independent third party as of December 31, 2005. Accordingly, Pioglobal First Russia recorded a credit to compensation expense of approximately $33,000 in 2005 and compensation expense of $169,000 in 2004 in connection with the valuation of the restricted unit awards. These amounts are included in salary and benefit expense in the Consolidated Statement of Operations.

PIOGLOBAL Real Estate Investment Fund.    PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. PIOGLOBAL Real Estate Investment Fund invests directly in real estate and to a lesser extent, securities of Russian companies. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an 18-story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower, primarily occupied by United States and European corporate tenants or their Russian subsidiaries, is managed by PREA, L.L.C. (“PREA”), Harbor Global’s real estate management subsidiary. PIOGLOBAL Real Estate Investment Fund has agreed to pay PREA a property management fee of 5% of gross sublease revenues less any value-added taxes or similar taxes.

PREA leases the Meridian Commercial Tower from PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. PREA pays PIOGLOBAL Real Estate Investment Fund an amount equal to gross sublease revenues less building operating expenses, the PREA property management fee described above and any value added taxes or similar taxes. The master lease agreement between PIOGLOBAL Real Estate Investment Fund and PREA expires on September 5, 2043.

PIOGLOBAL Asset Management.    Under a management agreement between PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund, PIOGLOBAL Asset Management provides portfolio management services to PIOGLOBAL Real Estate Investment Fund for an annual fee of 5% of the net asset value of PIOGLOBAL Real Estate Investment.

PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund. As compensation for its investment management services, PIOGLOBAL Asset Management receives annual management fees ranging between one-half of a percent and three percent of the net asset value of the unit funds. In addition, PIOGLOBAL Asset Management provides trust management services to institutional and high net worth clients for which it typically receives a quarterly management fee based on trust assets under management and a performance based fee. Relatively favorable market conditions coupled with staffing improvements in the institutional sales force, the development of broader and more sophisticated distribution channels, and improvements in customer service have contributed to increases in assets under management. Assets under management at December 31, 2005, 2004, and 2003 for unit funds, interval funds and trust management accounts are set forth on the following table:

	December 31,
	2005	2004	2003
	(In Millions)
Open-end Unit Funds	$75.4	$61.3	$26.2
Interval Funds	4.1	5.8	4.9
Trust Management	73.1	54.3	26.0

Assets under management	$152.6	$121.4	$57.1

As of October 8, 2003, PIOGLOBAL Asset Management became one of 55 private asset management companies eligible to manage assets of the State Pension Fund of Russia. In 2004, PIOGLOBAL Asset Management received State Pension Fund assets of $0.6 million, which represented approximately 0.6% of the total assets transferred by the State Pension Fund to private managers based upon elections made by eligible pension participants in 2003. In 2005, assets under management of PIOGLOBAL Asset Management from the State Pension Fund increased to $2.7 million or 1.9% of the approximately $143 million directly managed by private asset managers and non-state pension funds. Of this amount, approximately 59% or $1.6 million of State Pension Fund assets under management of PIOGLOBAL Asset Management were managed on behalf of non-state pension funds, which were permitted to participate in the privatization beginning in 2004. The remaining $1.1 million in assets under management of PIOGLOBAL Asset Management relate to eligible participants directly electing that those amounts be managed by PIOGLOBAL Asset Management.

PIOGLOBAL Services.    PIOGLOBAL Services provides information technology services to PIOGLOBAL Real Estate Investment Fund and the unit funds managed by PIOGLOBAL Asset Management for an annual fee of approximately $353,000. In 2005, PIOGLOBAL Services’ operations were supported solely by this fee.

In 2005, 2004, and 2003, Harbor Global’s Russian real estate management and investment management operations reported revenues and net income (loss) from continuing operations as shown in the table below:

	2005	2004	2003
	(In Millions)
Revenues	$11.5	$11.3	$9.1
Net (Loss) Income	$(1.4)	$(3.6)	$5.9

In 2005, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 72% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 96% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 77% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations in 2005. Harbor Global believes that a loss of one or a few tenants of the Meridian Commercial Tower would not have a material adverse effect on this segment. The Company maintains comprehensive property insurance covering the full replacement cost of the building, value added taxes incurred during any reconstruction and up to three years of lost rental revenue during any reconstruction period. Harbor Global does not maintain political risk insurance for the PIOGLOBAL Real Estate Investment Fund or any of its businesses.

Asset Realization Strategy.    PIOGLOBAL Asset Management continues to seek to increase the value of the PIOGLOBAL Real Estate Investment Fund through a process of restructuring the PIOGLOBAL Real Estate Investment Fund portfolio by:

—	selling securities which are considered illiquid;

—	increasing the value of its real estate holdings;

—	establishing a consistent dividend policy;

—	investing in real estate and in more liquid securities; and

—	actively managing the fixed income and equity securities portfolio.

PIOGLOBAL Asset Management seeks to increase assets under management for the unit investment funds and interval funds it manages and its institutional trust management business. PIOGLOBAL Asset Management jointly markets and distributes its products through several independent commercial banks in Russia including ZAO Citibank (Moscow) (“Citibank”) and the Savings Bank of the Russian Federation (“Sberbank”), the largest commercial bank in Russia. PIOGLOBAL Asset Management began selling through three Citibank branches in February 2004. By December 31, 2005 PIOGLOBAL Asset Management sold its products through fifteen Citibank branches in Moscow and seven in St. Petersburg. PIOGLOBAL Asset Management began selling through three Sberbank branches in the second quarter of 2004, increasing to 187 branches by December 31, 2005. Distribution agency arrangements were also established with OAO Import-Export Bank “Impexbank” in December 2003 and with OAO Commercial Bank “Master-Bank” in November 2005. PIOGLOBAL Asset Management continues to increase the effectiveness and breadth of its distribution network by training, improving network efficiency, technological improvements and new partnership arrangements. PIOGLOBAL Asset Management also sells its products directly through a sales office in Moscow, leasing prime retail space from an independent Russian commercial bank and its corporate office, also located in Moscow. Since 2003, PIOGLOBAL Asset Management has continued to upgrade and expand the scope of its institutional sales force and now manages institutional assets for a number of non-state pension funds and insurance companies in Russia.

Competition.    At December 31, 2005, there were 236 registered investment management companies in Russia and 354 unit funds, consisting of 196 open-end funds, 61 interval funds and 97 closed-end funds. PIOGLOBAL Asset Management occupies a leading position in Russia with respect to investment management services. As of December 31, 2005, open-end unit fund assets under management were approximately $75.4 million, which represented approximately eight percent of the Russian open-end unit fund market. PIOGLOBAL Asset Management has five significant competitors, with aggregate assets under management comprising approximately 50% of the open-end unit fund market. PIOGLOBAL Asset Management also competes for institutional and high net worth investors for its trust management business and its two interval funds. Trust account and interval fund assets under management at December 31, 2005 were $73.1 million and $4.1 million, respectively. Generally, accurate data is not available regarding the relative success of competitors in accumulating trust assets under management. PIOGLOBAL Asset Management is seeking to increase its assets under management by competing for retail, institutional and high net worth investors. However, some of its competitors have substantially greater resources to attract such investors. Several factors affect competitive conditions in the Russian asset management business, including:

—	historical fund performance;

—	low barriers to entry;

—	financial resources of competitors;

—	access to distribution channels and large institutional investors;

—	quality of service; and

—	consumer confidence.

Employees.    At December 31, 2005, Pioglobal First Russia and its subsidiaries employed 74 persons.

REAL ESTATE MANAGEMENT OPERATIONS

Harbor Global’s real estate management operations are conducted by PREA. PREA is based in Boston, Massachusetts and conducts its operations in Russia through a representative office in Moscow. In 2005, virtually all of PREA’s revenues were derived from managing the Meridian Commercial Tower for PIOGLOBAL Real Estate Investment Fund. PREA also provides advisory services to third parties. The scope of its advisory services includes property management, facilities management, development management, feasibility and valuation analysis and corporate advisory services.

Asset Realization Strategy.    The asset realization strategy for PREA’s Moscow operation will continue to be inextricably linked to that of the Meridian Commercial Tower.

Employees.    At December 31, 2005, PREA had 23 employees.

OTHER

Cash and Marketable Securities.    Cash, cash equivalents and marketable securities held directly by Harbor Global at December 31, 2005 totaled approximately $5.9 million.

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

Polish Venture Capital Investment.    Harbor Global holds minority interests in two venture capital partnerships, a 7.2% interest in Prospect Poland U.S., L.P. (formerly “Pioneer Poland U.S., L.P.”) and a 9.2% interest in Prospect Poland UK, L.P. (formerly “Pioneer Poland UK, L.P.”) Together, the venture capital partnerships constitute the Prospect Poland Fund (formerly the “Pioneer Poland Fund”). The fair value of the one remaining investment in the Prospect Poland Fund at December 31, 2005 was approximately $2.6 million, and Harbor Global’s minority interest in the portfolio was approximately $0.2 million. The remaining portfolio company is engaged in food distribution.

EMPLOYEES

At December 31, 2005, Harbor Global and its subsidiaries employed a total of 97 employees worldwide. None of the employees of Harbor Global or its subsidiaries are unionized or parties to any collective bargaining agreement.

In addition to the employees of Harbor Global and its subsidiaries, Harbor Global pays the salaries of six employees of Calypso Management LLC, the company that manages the operation and liquidation of Harbor Global’s assets.

ITEM 1A.    RISK FACTORS.

The risks and uncertainties described below are not the only ones Harbor Global faces. Additional risks and uncertainties not presently known to management or that are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. Described below are some of the important factors that could affect revenues or results of operations.

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

AN INCREASE IN COMPETITION IN THE RUSSIAN COMMERCIAL REAL ESTATE MARKET MAY ADVERSELY AFFECT HARBOR GLOBAL’S REVENUES AND THE VALUE OF HARBOR GLOBAL’S PRINCIPAL ASSET, THE MERIDIAN COMMERCIAL TOWER.

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an office building located in Moscow, Russia. In 2005, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 72% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for approximately 96% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 77% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

There is currently a shortage of commercial real estate in Moscow, Russia, which has brought about a significant increase in planned commercial real estate construction. If and when such new buildings are commissioned, competition for tenants may increase and adversely affect the Harbor Global’s ability to attract new, and retain existing, tenants. The loss of more than a few tenants could materially adversely affect Harbor Global’s revenues. In addition, an increase in supply of commercial real estate in Russia may adversely affect the value of the Meridian Commercial Tower, Harbor Global’s interest in PIOGLOBAL Real Estate Investment Fund and the Harbor Global’s ability to sell its interest in PIOGLOBAL Real Estate Investment Fund on economically advantageous terms.

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

Because Harbor Global’s assets are located in Russia, where successfully conducting and selling businesses requires significant experience, Harbor Global believes that its success in liquidating its assets and operating its assets pending their liquidation will depend to a significant extent upon the continued efforts of Mr. Kasnet and Mr. Hunter. The loss of the services of either Mr. Kasnet or Mr. Hunter could have a material adverse effect upon Harbor Global’s results of operations and financial condition. The services of Mr. Kasnet and Mr. Hunter may also be critical to Harbor Global’s ability to liquidate its assets at prices that will enable Harbor Global to make meaningful distributions to its shareholders.

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

The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced on November 15, 2000 at a rate of $160,862 per year and will expire on October 15, 2006. The Company has the right to renew its lease for two one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises.

Calypso Management pays the rent for this location on behalf of the Company and is reimbursed by the Company pursuant to the amended and restated administration and liquidation agreement.

PIOGLOBAL Asset Management and PIOGLOBAL Services lease, in the aggregate, approximately 7,779 square feet of office space in Moscow, Russia. The aggregate annual rent and related fees for these premises are approximately $432,000. A lease for approximately 743 square feet expires on November 29, 2006 and a lease totaling approximately 7,036 square feet expires on February 28, 2007.

The Meridian Commercial Tower, an 18-story, 20,707 square meter office building in Moscow, Russia, is owned by the PIOGLOBAL Real Estate Investment Fund, the Company’s principal asset. The Meridian Commercial Tower is managed by PREA and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. Income relating to this property is reported under the Company’s Russian Real Estate Management and Investment Management Operations segment. Lease revenue from the Meridian Commercial Tower accounted for approximately 96% of the revenues of the PIOGLOBAL Real Estate Investment Fund in 2005.

ITEM 3.    LEGAL PROCEEDINGS.

Neither the Company nor its subsidiaries is currently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2005 annual general meeting of the Company’s shareholders (the “Annual Meeting”) was held on October 25, 2005 to (i) elect four directors and (ii) appoint PricewaterhouseCoopers LLP (“PwC”) as the independent auditor of the Company until the close of the Company’s 2006 Annual General Meeting.

The following nominees were elected, by the vote set forth below, to hold office until the close of the Company’s 2008 annual general meeting of shareholders:

Nominee:	Number of Votes For:	Number of Votes Against:	Number of Votes Withheld:
John F. Cogan, Jr.	5,268,264	10,010	1,475
John D. Curtin Jr.	5,268,420	9,842	1,487
W. Reid Sanders	5,268,500	9,774	1,475
John H. Valentine	5,268,392	9,882	1,475

The shareholders also appointed PwC as the independent auditor of the Company to serve until the close of the Company’s 2006 Annual General Meeting at a fee to be agreed by the Company’s Board of Directors acting through the Company’s Audit Committee by the following vote:

For	Against	Abstain
5,272,167	6,926	656

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

	Low	High
2004
First Quarter	$7.750	$10.750
Second Quarter	9.500	10.000
Third Quarter	9.250	9.800
Fourth Quarter	8.750	10.500

2005
First Quarter	$8.500	$9.400
Second Quarter	8.750	9.190
Third Quarter	8.850	10.200
Fourth Quarter	8.600	9.100

On December 31, 2005, the Company had approximately 2,200 holders of record of its common stock.

On November 15, 2004, the Company made a distribution of $0.69 per share to shareholders of record as of November 5, 2004. On November 22, 2005, the Company made a distribution of $0.135 per share to shareholders of record as of November 10, 2005. In the course of liquidating its assets, the Company anticipates paying additional cash dividends to its shareholders.

Recent Sales of Unregistered Securities.    In reliance on Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering), and in accordance with the Company’s shareholder approved Amended and Restated Non-Employee Director Share Plan, the Company issued 1,500 shares of its common stock to each of its four directors on October 24, 2005, October 24, 2004, and October 24, 2003. According to the plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of his or her future services as a director.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	Amounts In Thousands Except Per Share Amounts
Income Statement Data
Revenue	$12,667	$12,319	$10,701	$9,771	$8,609
Operating Expenses	(18,530)	(17,366)	(16,126)	(15,988)	(17,789)
Other Income	8,219	4,074	29,272	15,095	12,237
(Loss) Income from Continuing Operations	(1,452)	(4,008)	7,837	659	2,377
(Loss) Earnings Per Share from Continuing Operations	$(0.26)	$(0.71)	$1.39	$0.12	$0.42
Balance Sheet Data
Total Assets	$97,305	$94,273	$100,561	$98,665	$101,572
Total Long-term Obligations	3,286	2,039	1,613	7,263	7,086
Total Equity	46,977	47,568	54,724	55,159	56,663
Cash Distributions Per Share	$0.135	$0.69	$1.40	$0.90	$2.31

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

The Company considers its critical accounting policies to include those related to (i) current marketable securities, (ii) long-term marketable securities, (iii) revenue recognition, (iv) accrued management fees and (iv) deferred taxes.

Current marketable securities consist primarily of United States Treasury securities and Russian government and municipal securities, and the current portion of Russian corporate bonds. United States Treasury securities are classified as held-to-maturity and recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in other income (expense) in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115. Russian corporate bonds are classified as available-for-sale and are recorded at fair value pursuant to SFAS No. 115. Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund. Security transactions are recorded on the settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used.

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. Russian corporate bonds and investments in unit fund and trust management accounts are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System and Moscow Interbank Currency Exchange (“MICEX”). Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other-than-temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other-than-temporary declines in value are reported in other income (expense) in the Consolidated Statements of Operations.

Real estate rental revenue is recorded monthly over the terms of the leases on a straight line basis. Management fee income includes investment management and trust management fees. Certain trust management contracts include performance-based incentive fees. Performance-based incentive fees are recorded at the end of the contract period when the probability of the incentive arrangement is certain. Other income is recorded when earned except for dividend income, which is recorded when received. Other income includes shareholder services and other fees, dividend income, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the Company’s price is fixed or determinable and collectibility is reasonably assured.

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the years ended December 31, 2005, 2004 and 2003 and Liquidity and Capital Resources.

Results of Operations for the years ended December 31, 2005, 2004, and 2003

Consolidated Operations.    For fiscal year 2005, Harbor Global reported a net loss of $1.5 million as compared to a net loss of $4.0 million in 2004 and net income of $7.8 million for fiscal year 2003.

The net loss from operations was $1.5 million in 2005 compared to a net loss of $4.0 million in 2004. The $2.5 million decrease in net losses was attributable primarily to a $2.0 million increase in realized portfolio gains during 2005, a non-recurring $1.1 million federal income tax liability incurred during 2004 in connection with the conversion of Pioglobal First Russia, Inc. into a Delaware limited liability company and lower dividend withholding taxes of $0.9 million in 2005 related to dividends payable from the PIOGLOBAL Real Estate Investment Fund; offset partially by a $0.6 million increase in foreign translation losses, a $0.5 million reduction in dividend income and a $0.4 million reduction in interest income.

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

Revenues and net income by business segment for 2005, 2004 and 2003 are set forth on the following table:

	Revenues			Net Income (Loss)
	12 Months Ended December 31,			12 Months Ended December 31,
	2005	2004	2003	2005	2004	2003
	(In Millions)			(In Millions)
Russian Real Estate Management & Investment Management	$11.5	$11.3	$9.1	($1.4)	($3.6)	$5.9
Real Estate Management Operations	1.2	1.0	1.3	(0.4)	(0.7)	(0.5)
Other	—	—	0.3	0.3	0.3	2.4

Totals	$12.7	$12.3	$10.7	($1.5)	($4.0)	$7.8

Russian Real Estate Management and Investment Management Operations.

For the year ended December 31, 2005, Harbor Global’s Russian real estate management and investment management operations reported a net loss of $1.4 million compared to a net loss of $3.6 million for the year ended December 31, 2004. The $2.2 million decrease in losses was attributable principally to a $1.6 million increase in realized portfolio gains, the $1.1 million federal income tax liability from the Pioglobal First Russia conversion incurred during 2004 and lower dividend withholding taxes of $0.9 million relating to dividends payable from the PIOGLOBAL Real Estate Investment Fund partially offset by a $0.6 million increase in foreign translation losses, a $0.5 million decrease in dividend income and $0.4 million lower interest income.

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

Real Estate Management Operations.

For the year ended December 31, 2005, the real estate management operations reported a net loss of $0.4 million compared to a net loss of $0.7 million for the year ended December 31, 2004. The additional income was attributable to a realized portfolio gain recorded on the sale of marketable securities.

For the year ended December 31, 2004 the real estate management operations reported a net loss of $0.7 million compared to a net loss of $0.5 million for the year ended December 31, 2003. The $0.2 million increase in losses was due primarily to lower leasing income.

Other.

Harbor Global’s other segment reported net income of $0.3 million for both the year ended December 31, 2005 and 2004. The income for both periods represents interest earned on cash held at Harbor Global and equity gains recorded on the Company’s venture capital investment.

Harbor Global’s other segment reported net income of $0.3 million in 2004 compared to net income of $2.4 million in 2003. The $2.1 million decrease in income was principally due to the following non-recurring gains and revenue recorded in 2003 totaling approximately $2.5 million: the $1.3 million gain from the early settlement of the Company’s note payable to Pioneer, the $0.9 million gain recorded on the sale to HSBC Bank of Goldfield’s II right to receive supplemental payments from Ashanti and a supplemental payment from Ashanti of approximately $0.3 million earned by Goldfield’s II. These items were offset by $0.4 million lower management fee expense.

Liquidity and Capital Resources

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents, and marketable securities maintained for general corporate purposes were $5.9 million as of December 31, 2005. This amount represents an approximately $3.5 million decrease from the 2004 fiscal year end. The decrease in cash and cash equivalents, and marketable securities is attributable principally to the funding of operations and the settlement of year end accruals and the $0.8 million distribution to shareholders in November 2005, as partially offset by the transfer of approximately $1.1 million from PREA’s Moscow office and a $0.6 million dividend received from PIOGLOBAL Real Estate Investment Fund. Management believes that the cash available for general corporate purposes, after considering future dividends from subsidiaries, is sufficient to fund operations over the next two years.

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

Tabular Disclosure of Contractual Obligations.    The following table sets forth information as of December 31, 2005 with respect to certain known contractual obligations of Harbor Global.

	Payments Due by Period
	(Dollars in Thousands)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years*
Operating Lease Obligations	$664	$163	$99	$—

Total	$664	$163	$99	$—

*	The Company has the right to renew its lease for its principal executive offices located at One Faneuil Hall Marketplace, Boston, Massachusetts for two one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises. The Company has the right to terminate its lease for office space in Moscow, Russia by written notification to the lessor sixty days prior to cancellation. Accordingly, the amounts reflected in all columns are subject to decrease in the event the Company or its subsidiaries terminate any of these leases.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on the results of operations and financial position.

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary and Its Application to Certain Investments”. The FSP nullifies certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, but carries forward certain disclosure requirements of the pronouncement. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and the Company will adopt it during the first quarter of fiscal 2006. The Company does not expect that the adoption will have a material impact on the results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of such securities at December 31, 2005 and December 31, 2004 was approximately $1.2 million and $0.7 million, respectively, of cash and cash equivalents and $7.1 million and $17.5 million, respectively, of marketable securities. Earnings from excess cash invested were approximately $1.3 million for the year ended December 31, 2005. Based on excess cash invested at December 31, 2005, a one percent increase in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit to the Consolidated Statement of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily contracts for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. During 2005 the Company reported net exchange losses of approximately $0.4 million and during 2004 and 2003, the Company reported net exchange gains of approximately $0.9 million and $0.6 million, respectively.

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

The table below sets forth in United States dollars, the Company’s reporting currency, a summary of the monetary assets and liabilities held in rubles at December 31, 2005 and 2004.

	(In Thousands)
	2005	2004
Monetary Assets
Cash and Cash Equivalents	$11,825	$3,651
Restricted Cash	13,145	13,035
Securities Held for Sale	33,935	36,713
Other	3,211	2,182

	$62,116	$55,581

Monetary Liabilities
Dividend Payable	$13,145	$13,035
Taxes Payable	76	196
Deferred Taxes	3,439	2,132
Other	571	959

	$17,231	$16,322

Net Position	$44,885	$39,259

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Real Estate Investment Fund. Investments in privately held companies by the PIOGLOBAL Real Estate Investment Fund are recorded at cost in long-term investments. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies.

With respect to the Company’s approximately 8% limited partnership interest in the Prospect Poland Fund, such interest is recorded in Polish Venture Capital Investment using the equity method of accounting. The one remaining portfolio investment was listed on the Warsaw Stock Exchange during the fourth quarter of 2005. The publicly traded investment is valued at market price less a discount factor determined by Prospect Poland Fund’s management. The Company is exposed to market risk as it relates to the market value of its indirect investment in the Prospect Poland Fund. The carrying value of the Company’s interest in the Prospect Poland Fund decreased by approximately $65,000 during 2005, and included the Company’s proportional share of: a return of capital of approximately $97,000, and operating expenses of approximately $34,000; offset partially by an unrealized gain recorded on the remaining investment of approximately $49,000 and a realized gain on the partial sale of the remaining investment of approximately $17,000. The carrying value of the Company’s interest in the Prospect Poland Fund decreased by approximately $393,000 during 2004, and included the Company’s proportional share of: a return of capital of $549,000, an unrealized loss on the write-down of an investment of approximately $81,000, operating expenses of approximately $51,000; offset partially by a realized gain on the sale of three investments of approximately $288,000.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2005 and December 31, 2004, the fair value of equity investments contained in long-term marketable securities aggregated $17.1 million and $13.3 million, respectively. The Company recorded unrealized gains after deferred taxes and after minority interest of $5.5 million and $2.8 million at December 31, 2005 and December 31, 2004, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements required by Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and is accumulated and communicated to the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.    There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 2005 fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

All directors were elected for a three-year term commencing in October 2005 and expiring at the close of the Company’s 2008 annual general meeting of shareholders.

Name	Age
John F. Cogan, Jr.	79
John D. Curtin Jr.	73
W. Reid Sanders	56
John H. Valentine	81

JOHN F. COGAN, JR. has been a Director of Harbor Global since October 2001. Mr. Cogan is Deputy Chairman and Director of Pioneer Global Asset Management S.p.A. He also is Non-Executive Chairman of the Board and Director of Pioneer and Chairman and a Director of Pioneer Investment Management, Inc., President and Director of Pioneer Funds Distributor, Chairman and President of the Pioneer Group of Mutual Funds, a Director of Pioneer Alternative Investments Management Limited (Ireland). Mr. Cogan is also President and Director of Pioneer Alternative Investments Management Ltd. (Bermuda) (formerly Momentum Asset Management Limited) and affiliated entities. Mr. Cogan has been a Director of PIOGLOBAL Real Estate Investment Fund since 1995. From 1963 to October 24, 2000, he was President, Chief Executive Officer and a Director of Pioneer Group, Inc. From 1978 to 1980, he was Chairman of the Investment Company Institute (“ICI”). From 1983 to 1986, Mr. Cogan was a member of the Board of Governors of the National Association of Securities Dealers, Inc. and was a member of its Legal Advisory Board from 1988 through 1994. He is Chairman and a Director of ICI Mutual Insurance Company. Since 2000, Mr. Cogan is of Counsel at Wilmer, Cutler, Pickering, Hale and Dorr LLP.

JOHN D. CURTIN JR. has been a Director of Harbor Global since June 2000. Mr. Curtin served as a Director of Pioneer from February 2000 to October 2000. From 1995 to 1998, Mr. Curtin was the Chairman, President and Chief Executive Officer of Aearo Corporation, a provider of personal safety equipment. Prior to 1995, Mr. Curtin was the Executive Vice President and Chief Financial Officer of Cabot Corporation, a global specialty chemicals and materials company. Mr. Curtin currently serves as a Director of Nano-C, Inc. and PIOGLOBAL Asset Management.

W. REID SANDERS has been a Director of Harbor Global since June 2000. Mr. Sanders served as a Director of Pioneer from February 2000 to October 2000. Prior to retiring in 1999, Mr. Sanders was a Director and Executive Vice President of Southeastern Asset Management, Inc., an investment management firm that he co-founded in 1975. He also served as President of the Longleaf Partners Mutual Funds. In addition, Mr. Sanders serves as a Trustee of The Hugo Dixon Foundation and Rhodes College, Trustee and member of the Executive Committee of the Dixon Gallery and Gardens, Trustee of the Campbell Foundation, Trustee of Jefferson Foundation at the University of Virginia, Chairman of the Board of Trustees of the Hutchinson School, Director of Independent Bank, Advisory Board Member of SSM Venture Partners and Cypress Realty LLC, Chairman of the Board of Two Rivers Capital Management and Director of PIOGLOBAL Asset Management.

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

Name	Age	Position
Stephen G. Kasnet	60	President and Chief Executive Officer
Donald H. Hunter	49	Chief Operating Officer and Chief Financial Officer

STEPHEN G. KASNET has been the President and Chief Executive Officer of Harbor Global since June 2000 and has been President of PREA since 1996. From 1998 to 2000, Mr. Kasnet was Executive Vice President of Pioneer and the President of Pioneer Global Investments, a division of Pioneer. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer. Mr. Kasnet served as a Managing Director of First Winthrop Corporation and Winthrop Financial Associates. Mr. Kasnet currently serves as a Director and Chairman of PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund. He is also President of Pioglobal Omega, PIOGlobal Corporation and Pioglobal First Russia. In addition, Mr. Kasnet serves as Chairman of Rubicon Limited, Chairman of Columbia Labs Inc. and a director of Tenon, Ltd. Mr. Kasnet served as Chairman of the Board of Directors of Warren Bancorp and Warren Five Cents Savings Bank from 1986 to 2002. Mr. Kasnet has served as President and Chief Executive Officer for Calypso Management since June 2000.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and shareholders who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended December 31, 2005, the Company believes that all filing requirements were complied with in a timely fashion, except that S. Muoio & Co., LLC filed 6 Forms 4 relating to 17 transactions consisting of purchases of the Company’s Common Shares, which such transactions were not reported on a timely basis. Gabelli Funds LLC and S. Muoio & Co., LLC did not file a Form 5 in respect of the year ended December 31, 2005. The Company has no basis to determine whether such Forms 5 are required to be filed.

CODE OF ETHICS

Code of Ethics.    The Board of Directors of Harbor Global adopted the Harbor Global Code of Ethics. This Code of Ethics applies to Harbor Global’s officers and employees. If the Company makes any substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this code with respect to its executive officers, the nature of the amendment or waiver will be promptly disclosed to the Company’s shareholders.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT

Audit Committee.    The Audit Committee is a separately designated committee established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is currently comprised of Messrs. Curtin, Sanders and Valentine, each of whom is independent under Rule 10A-3(b)(1) under the Exchange Act and the applicable rules of the National Association of Securities Dealers, Inc. All of the members of the Audit Committee are financially literate and qualified to review the Company’s financial statements

Audit Committee Financial Expert.    The Board of Directors has determined that John D. Curtin Jr. qualifies as an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

Each Harbor Global director is entitled to receive $5,000 per meeting of the Board of Directors attended. In addition, directors of Harbor Global are entitled to be reimbursed for out of pocket expenses incurred in connection with attendance to any meeting of the Board of Directors or any committee meeting of the Board of Directors. Each director was paid $35,000 in director’s fees in 2005.

Under the Company’s Non-Employee Director Share Plan, on each anniversary of October 24, 2000, the Spin-off date, each director of the Company who is not an employee will be granted 1,500 common shares in consideration of each non-employee director’s future services as a director. The plan will terminate upon the liquidation and dissolution of the Company. During fiscal year 2005, each director received 1,500 common shares pursuant to the plan.

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

The following table sets forth information regarding compensation earned by the Chief Executive Officer and Chief Operating Officer of the Company during fiscal years 2005, 2004 and 2003.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Restricted Stock Awards($)	Securities Underlying Options(#)	All Other Compensation(2)
Stephen G. Kasnet	2005	325,000	325,000	—	—	126,860
President,	2004	325,000	325,000	—	—	258,419
Chief Executive Officer	2003	325,000	325,000	—	—	374,352
Donald H. Hunter	2005	250,000	250,000	—	—	82,133
Chief Operating Officer,	2004	250,000	275,000	—	—	146,952
Chief Financial Officer	2003	250,000	250,000	—	—	213,125

(1)	Bonuses are paid by Harbor Global through Calypso Management under a bonus plan for the Company’s officers that enables Mr. Kasnet to receive an annual bonus of up to 100% of his salary and Mr. Hunter to receive an annual bonus of up to 110% of his salary, in each case based upon the achievement of performance goals that are established by the Harbor Global Board of Directors. All bonuses were reviewed and approved by the Board of Directors.
(2)

Fiscal year 2005 includes contributions of $28,000 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(k) plan. Payments of $62,360 and $17,633 were made to Mr. Kasnet and Mr. Hunter, respectively, in 2005 as supplemental pension payments by Calypso Management. Additionally, payments of $36,500 were made in 2005 to each of Mr. Kasnet and Mr. Hunter, representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution to Harbor Global shareholders in 2005. Fiscal year 2004 includes contributions of $22,092 to each of Mr. Kasnet and Mr. Hunter, made by Calypso Management under its 401(k) plan. Payments of $62,360 and $17,633 were made to Mr. Kasnet and Mr. Hunter, respectively, in 2004 as supplemental pension payments by Calypso Management. Additionally, payments of $173,967 and $107,227 were made in 2004 to Mr. Kasnet and Mr. Hunter, respectively, representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution to Harbor Global shareholders in 2004. Fiscal year 2003 includes contributions of $20,742 to each of Mr. Kasnet and Mr. Hunter, made by Calypso

Management under its 401(K) plan. Payments of $62,360 and $17,633, respectively, were made to Mr. Kasnet and Mr. Hunter in 2003 as supplemental pension payments by Calypso Management. Additionally, payments of $291,250 and $174,750 were made in 2003 to Mr. Kasnet and Mr. Hunter, respectively, representing a portion of the management fee paid to Calypso Management by Harbor Global in connection with the distribution made to Harbor Global shareholders in 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents the number of Harbor Global common shares beneficially owned as of March 1, 2006, unless otherwise indicated, by:

—	each person or entity known by Harbor Global to own more than five percent of its issued and outstanding common shares;

—	each director of Harbor Global;

—	each of the executive officers of Harbor Global; and

—	all directors and officers of Harbor Global as a group.

Unless otherwise indicated, each person or entity has sole voting and investment power with respect to the shares listed opposite such person’s or entity’s name. Unless otherwise indicated, the percentages set forth below are based upon a total of 5,673,311 common shares outstanding as of March 1, 2006.

Beneficial Owner	Number of Shares		Percent of Outstanding Shares
John F. Cogan, Jr+ Pioneer Investment Management USA Inc 60 State Street Boston, MA 02109	803,999	(1)	14.17%
S. Muoio & Co. LLC 509 Madison Avenue, Suite 406 New York, NY 10022	797,991	(2)	14.07%
Gabelli Funds, LLC One Corporate Center Rye, NY 10580	751,640	(3)	13.25%
Perry Corp. 599 Lexington Avenue New York, NY 10022	557,389	(4)	9.82%
Deutsche Bank AG Taunusanlage 12, D-60325 Frankfurt on Main, Germany	530,004	(5)	9.34%
Citigroup Inc. 425 Park Avenue New York, NY 10043	470,800	(6)	8.30%
Tudor Proprietary Trading, L.L.C. 1275 King Street Greenwich, CT 06831	320,540	(7)	5.65%
W. Reid Sanders+	37,500		*

John H. Valentine+	18,100		*

John D. Curtin Jr.+	17,500		*

Stephen G. Kasnet+	33,333	(8)	*

Donald H. Hunter+	1,051		*

All directors and officers of Harbor Global as a group (6 persons)	911,483		16.07%

*	Denotes ownership of less than 1% of outstanding shares of Harbor Global common shares.
+	Denotes a director or executive officer of Harbor Global.
(1)	Consists of 705,131 common shares with respect to which Mr. Cogan exercises sole voting and investment power and 98,868 common shares with respect to which Mr. Cogan exercises shared voting and investment power. This information is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13D, dated December 8, 2000 and filed with the Securities and Exchange Commission on December 8, 2000 as well as Form 4, dated October 24, 2005 and filed with the Securities and Exchange Commission on October 25, 2005.
(2)	S. Muoio & Co. LLC exercises shared voting and investment power over these shares. The foregoing is based solely on information provided by the shareholder in Amendment No. 7 to Schedule 13G/A, dated February 13, 2006, and filed with the Securities and Exchange Commission on February 13, 2006 and Form 4, dated January 24, 2006 and filed with the Securities and Exchange Commission on January 24, 2006.

(3)	Consists of common shares held by a variety of investment advisory and investment company clients, over which shares GAMCO Investors, Inc., Gabelli Funds, LLC, Gabelli Asset Management, Inc. or one of their affiliates exercises sole voting and investment power except that GAMCO Investors, Inc. does not have the power to vote 11,200 shares reported as beneficially owned by it and subject to certain exceptions reported in Amendment No. 1 to Schedule 13D/A, dated March 14, 2003, and filed with the Securities and Exchange Commission on March 14, 2003. This information is based solely on information provided by Gabelli Asset Management Inc. in such Amendment No. 1 to Schedule 13D/A.
(4)	The reported number of shares is based solely on information provided by the shareholder in Amendment No. 7 to Schedule 13G, dated February 10, 2006, and filed with the Securities and Exchange Commission on February 13, 2006.
(5)	Consists of common shares over which Deutsche Bank AG exercises sole voting and investment power. The foregoing is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13G, dated January 28, 2005, and filed with the Securities and Exchange Commission on January 31, 2005.
(6)	Consists of common shares which Citigroup Inc. (“Citigroup”) indirectly beneficially owns, through its holding company structure representing, including: (i) 200,000 common shares beneficially owned by Citigroup Financial Products Inc. (“CFP”) over which CFP and Citigroup exercise shared voting and investment power; (ii) 5,800 common shares beneficially owned by a subsidiary of Citigroup Global Markets Holdings Inc. (“CGM Holdings”) over which CGM Holdings and Citigroup exercise shared voting and investment power; and (iii) 265,000 common shares beneficially owned by certain other subsidiaries of Citigroup over which Citigroup exercises shared voting and investment power. The foregoing is based solely on information provided by Citigroup, Salomon and SSB Holdings in Amendment 1 to Schedule 13D, dated November 15, 2004, and filed with the Securities and Exchange Commission on November 15, 2004.
(7)	Consists of common shares over which Tudor Proprietary Trading, L.L.C. exercises shared voting and investment power with Paul Tudor Jones, III. Because Mr. Jones is the indirect controlling equity holder of Tudor Proprietary Trading, L.L.C., Mr. Jones may be deemed to beneficially own the shares. Mr. Jones disclaims such beneficial ownership. The foregoing is based solely on information provided by the shareholder in Amendment No. 1 to Schedule 13G/A, dated February 1, 2002, and filed with the Securities and Exchange Commission on February 5, 2002.
(8)	Consists of 3,353 common shares with respect to which Mr. Kasnet exercises sole voting and investment power and 29,980 common shares with respect to which Mr. Kasnet exercised shared voting and investment power.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information as of December 31, 2004 with respect to the Non-Employee Director Share Plan, the only compensation plan under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	N/A	18,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	18,000

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate audit fees incurred for the fiscal years ended December 31, 2005 and December 31, 2004, were approximately $314,000 and $254,000, respectively. Additionally, the Company paid approximately $110,000 for audit-related services in 2005, with respect to assistance with the evaluation of the Company’s internal control structure in connection with its readiness and preparation to the requirements of the Sarbanes-Oxley Act of 2002.

PwC did not bill nor did the Company pay any fees for tax fees or any other fees for non-audit services during fiscal years 2005 and 2004.

For the purposes of this disclosure, in accordance with the Securities and Exchange Commission definitions and rules, “audit fees” are fees paid to PwC, as applicable, for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K and the review of the Company’s financial statements included in Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of the Company’s foreign subsidiaries. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees for tax compliance, tax advice and tax planning. “All other fees” are fees for any services not included in the first three categories.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the Company’s independent auditor. The Audit Committee reviews all requests for services by the independent auditor to determine whether such services are compatible with maintaining the independence of the independent auditor. Each request must be specific as to the particular services provided, and the audit committee approves each engagement for services to be performed by the independent auditor for the Company or its subsidiaries. The Audit Committee pre-approved the fiscal 2005 audit engagement, as well as the audit-related services in 2005.

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

HARBOR GLOBAL COMPANY LTD.

Dated: March 16, 2006	By: /s/ DONALD H. HUNTER
Donald H. Hunter, Chief Operating Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ STEPHEN G. KASNET Stephen G. Kasnet	Principal Executive Officer	March 16, 2006

/S/ DONALD H. HUNTER Donald H. Hunter	Principal Operating Officer, Principal Financial Officer and Principal Accounting Officer	March 16, 2006

/S/ JOHN F. COGAN, JR. John F. Cogan, Jr.	Director	March 16, 2006

/S/ JOHN D. CURTIN JR. John D. Curtin Jr.	Director	March 16, 2006

/S/ W. REID SANDERS W. Reid Sanders	Director	March 16, 2006

/S/ JOHN H. VALENTINE John H. Valentine	Director	March 16, 2006

HARBOR GLOBAL COMPANY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Harbor Global Company Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Harbor Global Company Ltd. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2006

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in Thousands Except Per Share Amounts)
Revenues:
Real Estate Rental Revenue	$8,789	$7,886	$7,451
Management Fee Income	2,287	2,076	790
Other Income	1,591	2,357	2,460

Total Revenues	12,667	12,319	10,701
Operating Expenses:
Salary and Benefit Expenses	(4,750)	(4,640)	(4,178)
Facility Expenses	(1,476)	(1,517)	(1,525)
Building and Property Management Expenses	(2,502)	(2,051)	(2,456)
Management Fee Expense	(2,565)	(2,907)	(3,131)
Operating Taxes	(1,357)	(2,389)	(965)
Advertising Expense	(1,484)	(1,595)	(1,571)
Other Expenses	(4,396)	(2,267)	(2,300)

Total Operating Expenses	(18,530)	(17,366)	(16,126)

Operating Loss	(5,863)	(5,047)	(5,425)
Other Income (Expense):
Unrealized (Loss) Gains on Equity and Fixed Income Securities	(366)	(119)	120
Realized Gains on Equity and Fixed Income Securities	6,776	2,164	24,693
Gain on Extinguishment of Note Payable	—	—	1,250
Early Settlement of Note Receivable	—	—	(191)
Gain on Sale of Gold Option	—	—	875
Interest Income	1,809	2,029	2,525

Total Other Income	8,219	4,074	29,272
Income (Loss) from Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) on Investment	2,356	(973)	23,847
Provision for Income Taxes	(2,153)	(1,922)	(6,470)

Income (Loss) from Operations before Minority Interest and Equity Gain (Loss) on Investment	203	(2,895)	17,377

Minority Interest Expense	(1,687)	(1,269)	(9,386)
Equity Gain (Loss) on Venture Capital Investments	32	156	(154)

Net (Loss) Income	$(1,452)	$(4,008)	$7,837

(Loss) Earnings Per Share:
Basic and Diluted (Loss) Earnings Per Share	$(0.26)	$(0.71)	$1.39
Weighted Average Basic and Diluted Shares Outstanding	5,668	5,662	5,656

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(in Thousands Except Per Share Amounts)
ASSETS
Cash and Cash Equivalents	$17,064	$7,754
Restricted Cash	13,145	13,035
Marketable Securities	10,185	19,755
Accounts Receivable	1,460	986
Prepaid Expenses	1,987	1,880
Other Current Assets	7	7

Total Current Assets	43,848	43,417
Polish Venture Capital Investment	208	273
Marketable Securities	28,145	17,699
Long-term Investments	826	8,715
Building, Net of Accumulated Depreciation	21,548	21,726
Other Long-term Assets	1,477	1,190
Goodwill	1,253	1,253

Total Assets	$97,305	$94,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,053	$1,140
Dividends Payable	13,145	13,035
Accrued Expenses	543	977
Accrued Fees Payable to Calypso Management	714	739
Deferred Income	810	1,229
Foreign Taxes Payable	76	196
Deferred Taxes	217	241

Total Current Liabilities	16,558	17,557
Deferred Taxes	3,286	2,039

Total Liabilities	19,844	19,596
Minority Interest	30,484	27,109
Commitments/Contingencies (refer to Notes 12 and 14)
SHAREHOLDERS’ EQUITY
Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,673,311 and 5,667,311 shares issued and outstanding as of December 31, 2005 and 2004, respectively	14	14
Preferred shares par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	47,512	48,284
Accumulated Deficit	(5,993)	(4,541)
Other Comprehensive Income
Net Unrealized Gains on Available-for-sale Marketable Securities	5,444	3,811

Total Shareholders’ Equity	46,977	47,568

Total Liabilities and Shareholders’ Equity	$97,305	$94,273

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2005, 2004 and 2003

	Common Shares			Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares Issued	Par	Paid-in Capital
	(Dollars in Thousands Except Per Share Amounts)
Balance, January 1, 2003	5,655,311	$14	$59,582	$(8,370)	$3,933		$55,159
Shares Issued	6,000	—	59				59
Net Income				7,837		7,837	7,837
Other Comprehensive Income:
Net Unrealized Gains on Marketable Securities (Net of deferred tax credit of $738 and minority interest income of $1,366)					(972)	(972)	(972)

Comprehensive Income						$6,865

Restricted Unit Award (See Note 13)			541				541
Distribution			(7,900)				(7,900)

Balance, December 31, 2003	5,661,311	$14	$52,282	$(533)	$2,961		$54,724
Shares Issued	6,000	—	59				59
Net Loss				(4,008)		(4,008)	(4,008)
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $427 and minority interest of $487)					850	850	850

Comprehensive Loss						$(3,158)

Restricted Unit Award (See Note 13)			(140)				(140)
Distribution			(3,917)				(3,917)

Balance, December 31, 2004	5,667,311	$14	$48,284	$(4,541)	$3,811		$47,568
Shares Issued	6,000	—	52				52
Net Loss				(1,452)		(1,452)	(1,452)
Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $1,247 and minority interest of $2,328)					1,633	1,633	1,633

Comprehensive Income						$181

Restricted Unit Award (See Note 13)			(58)				(58)
Distribution			(766)				(766)

Balance, December 31, 2005	5,673,311	$14	$47,512	$(5,993)	$5,444		$46,977

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,452)	$(4,008)	$7,837

Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Non-cash Interest Income on Note Receivable	—	—	(203)
Restricted Unit Awards	(58)	169	541
Depreciation and Amortization	1,274	1,042	948
Unrealized and Realized Gains on Marketable Securities and Long-term Investments, Net	(6,410)	(2,045)	(24,813)
Purchase of Trading Securities	(10,376)	(6,530)	(9,404)
Proceeds from Sale of Trading Securities	16,557	7,089	10,485
Translation Gain	(53)	(99)	(700)
Gain on Extinguishment of Note Payable	—	—	(1,250)
Early Settlement of Note Receivable	—	—	191
Gain on Sale of Gold Option	—	—	(875)
Non-Cash Compensation to Directors from Common Shares	52	59	59
Minority Interest Expense	1,687	1,269	9,386
Equity (Gain) Loss on Venture Capital Investments	(32)	(156)	154
Changes in Operating Assets and Liabilities —
Accounts Receivable	(474)	528	(228)
Other Assets	(376)	(122)	(1,137)
Accounts Payable	(87)	(122)	(562)
Dividend Payable	(487)	599	453
Accrued Expenses	(459)	(782)	453
Deferred Income	(419)	80	(299)
Foreign Taxes Payable and Deferred Taxes	(144)	(134)	52

Total Adjustments and Changes in Operating Assets and Liabilities	195	845	(16,749)

Net Cash Used in Operating Activities	(1,257)	(3,163)	(8,912)

Cash Flows from Investing Activities:
Building Improvements	(544)	(389)	—
Purchase of Long-term Investments and Marketable Securities	(44,646)	(38,164)	(32,550)
Purchase of Other Long-term Assets	(170)	(313)	(394)
Proceeds from Sale of Long-term Investments and Marketable Securities	56,537	32,939	56,617
Net Proceeds from Sale of Russian Timber Operations	—	—	2,000
Proceeds from Payment on Note Receivable	—	4,700	3,000
Proceeds from Sale of Gold Option	—	—	875
Proceeds from Sale of Prospect Poland Fund Investments	97	549	—
Reclassification of Restricted Cash	—	—	5,000
Restricted Cash for Minority Dividends	(110)	(6,744)	(2,432)

Net Cash Provided by (Used In) Investing Activities	11,164	(7,422)	32,116

Cash Flows from Financing Activities:
Distributions Paid	(766)	(3,917)	(7,900)
Dividends Paid to Minority Interest	(43)	(173)	(48)
Purchase of Restricted Units	—	(309)	—
Subsidiary Level Treasury Stock Repurchase	(1)	(782)	—
Payment on Note Payable	—	—	(3,750)

Net Cash Used In Financing Activities	(810)	(5,181)	(11,698)

Net Increase (Decrease) in Cash and Cash Equivalents	9,097	(15,766)	11,506

Effect of Exchange Rate Changes on Cash and Cash Equivalents	213	(437)	70

Cash and Cash Equivalents, Beginning of Year	7,754	23,957	12,381

Cash and Cash Equivalents, End of Year	$17,064	$7,754	$23,957

Income Taxes Paid	$2,685	$2,871	$5,559

The accompanying notes are an integral part of these consolidated financial statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

The Company’s primary assets by segment consist of the following:

•	Russian real estate management and investment management operations: investment advisory and management operations

•	Real estate management operations: real estate management services including property management and advisory services

•	Other:

—	approximately $5.9 million in cash, cash equivalents and marketable securities held directly by Harbor Global

—	an approximately 8% limited partnership interest in the Prospect Poland Fund

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. On October 18, 2004, pursuant to the Company’s memorandum of association, the Harbor Global board of directors (“Board of Directors”) unanimously authorized the Company to continue operating its assets for an additional one-year period or through October 24, 2006, unless and until the Company has distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981. If Harbor Global has not liquidated all of its assets before October 24, 2006, the Board of Directors, in its discretion, may authorize Harbor Global to continue to operate its assets for up to two additional one-year periods.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“Consolidated Financial Statements”). The Company consolidates all entities that it controls by ownership of a majority voting interest. The Company has determined that it does not have any arrangements or relationships with special-purpose entities or any other type of variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 amounts to conform to the 2005 presentation.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Harbor Global and its majority-owned subsidiaries. The Company maintains an approximate 8% interest in two limited partnerships which comprise the Prospect Poland Fund. Because it is a limited partner investor, the Company accounts for this investment using the equity method of accounting. Equity gains and losses from this investment are included in equity gain or loss on venture capital investments on the accompanying Consolidated Statement of Operations. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

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

Revenue Recognition

Real estate rental revenue is recorded monthly over the terms of the leases on a straight line basis. Management fee income includes investment management and trust management fees. Certain trust management contracts include performance-based incentive fees. Performance-based incentive fees are recorded at the end of the contract period when the probability of the incentive arrangement is certain. Other income is recorded when earned except for dividend income, which is recorded when received. Other income includes shareholder services and other fees, dividend income, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the Company’s price is fixed or determinable and collectibility is reasonably assured.

Management Fee

The Company entered into an administration and liquidation agreement with Calypso Management LLC (“Calypso Management” or “the Manager”), under which the Manager manages the liquidation of the Company and operates the Company’s assets as going concern businesses until they are liquidated. The Company pays the expenses of the Manager incurred in connection with its provision of services and a percentage of the net proceeds realized from the liquidation of its assets that are ultimately distributed to the Company’s shareholders. The Company incurs management fees on a monthly basis related to the reimbursement of expenses and accrues management fees related to the distribution of proceeds at the earlier of (1) the formal declaration by the Board of Directors of a distribution or (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control as defined in the amended and restated administration and liquidation agreement (See note 11).

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. All highly liquid investments purchased with a maturity of greater than three months are classified as marketable securities.

Prepaid Expenses

Advertising expenses are expensed as incurred. For the years ended December 31, 2005 and 2004, prepaid advertising, including value added taxes, amounted to approximately $130,000 and $120,000, respectively. Annual insurance premiums are expensed on a straight-line basis over 12 months.

Polish Venture Capital Investment

The Company reports its approximately 8% limited partnership interest in the Prospect Poland Fund on the equity basis of accounting. The one remaining portfolio investment was listed on the Warsaw Stock Exchange during the fourth quarter of 2005. The publicly traded investment is valued at market price less a discount factor determined by Prospect Poland Fund’s management. The Company recorded a gain on its investment of approximately $66,000 and $207,000 in 2005 and 2004, respectively and wrote-down its investment by $102,000 in 2003. For the years ended December 31, 2005, 2004, and 2003 the Company incurred approximately $34,000, $51,000 and $52,000, respectively of operating expenses, representing its approximately 8% share. Additionally, during 2005 and 2004, the Company received cash distributions of approximately $97,000 and $549,000, respectively from the Prospect Poland Fund representing its proportionate share of proceeds from the sale of its portfolio investments.

Valuation of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, marketable securities, and accounts payable. The Company considers available market quotations when estimating fair value of financial instruments. Except for investments, the carrying values of the Company’s financial instruments approximate fair value.

Marketable securities, which are recorded pursuant to SFAS No. 115, primarily consist of Russian equity securities and Russian corporate bonds characterized as available-for-sale and recorded at fair value, foreign government bonds characterized as trading and recorded at fair value, and United States treasury bills characterized as held-to-maturity and recorded at amortized cost.

At December 31, 2005 and 2004, the carrying value of the United States treasury bills, which are recorded in cash and cash equivalents and short-term marketable securities was approximately $4,857,000 and $8,292,000, respectively. Based on available market quotations, the carrying value of the United States treasury bills at December 31, 2005, exceeded their fair value by approximately $21,000, which is comprised of gross unrecognized holding losses of approximately $21,000. Based on available market quotations, the carrying value of the United States treasury bills at December 31, 2004 exceeded their fair value by approximately $30,000, which is comprised of gross unrecognized holding loss of approximately $30,000. Management believes that investments are not other-than-temporarily impaired.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Current Marketable Securities

United States Treasury securities are classified as held-to-maturity and are recorded at cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statement of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Russian federal and municipal government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used. Russian corporate bonds are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities with maturities of less than one year are recorded in current marketable securities based on quoted prices on the Russian Trading System. The cost of securities sold is based on the weighted-average method. Unrealized gains and unrealized losses for corporate bonds are recorded net of deferred taxes and minority interest in other comprehensive income. Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at December 31, 2005 and December 31, 2004. Unrealized gains and losses recorded on Russian government securities and Russian corporate bonds are presented for the years ended December 31, 2005, 2004, and 2003.

Balances of Current Marketable Securities

	December 31, 2005	December 31, 2004
	(in thousands)
Russia (trading)	$3,424	$9,883
Russia (available-for-sale)	3,126	2,299
United States (held-to-maturity)	3,635	7,573

Total Marketable Securities	$10,185	$19,755

Unrealized Gains (Losses) on Russian Federal and Municipal Government Securities

Twelve Months Ended December 31,

	2005	2004	2003
	(in thousands)
Gross Unrealized Gains	$386	$524	$1,109
Gross Unrealized Losses	(752)	(643)	(31)

Net Unrealized (Losses) Gains	$(366)	$(119)	$1,078

Net realized gains on investments for the twelve months ended December 31, 2005, 2004, and 2003 were approximately $777,000, $360,000 and $606,000, respectively.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Cumulative Unrealized Gains (Losses) on Russian Corporate Bonds Recorded in Other Comprehensive Income

	December 31, 2005	December 31, 2004
	(In Thousands)
Gross Unrealized Gains	$53	$174
Gross Unrealized Losses	(29)	—

Net Unrealized Gains	$24	$174

The amortized cost of held-to-maturity and available-for-sale investments maturing in less than one year was approximately $6,737,000 and $9,699,000 for the years ended December 31, 2005 and 2004, respectively. The fair value of held-to-maturity and available-for-sale investments maturing in less than one year was approximately $6,758,000 and $9,844,000 for the years ended December 31, 2005 and 2004, respectively.

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

Set forth in the following tables are the balances of long-term marketable securities at December 31, 2005 and December 31, 2004 as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at December 31, 2005 and December 31, 2004:

Balance of Long-term Marketable Securities Classified as Available-for-sale

	December 31, 2005	December 31, 2004
	(in thousands)
Equity Securities	$17,103	$13,333
Corporate Bonds	11,042	2,744
Unit Funds	—	1,622

Total Marketable Securities	$28,145	$17,699

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Cumulative Unrealized Gain and Loss Recorded in Other Comprehensive Income

	December 31, 2005	December 31, 2004
	(in thousands)
Equity Securities
Gross Unrealized Gain	$13,874	$7,276
Gross Unrealized Loss	—	(115)

Net Unrealized Gain	$13,874	$7,161
Corporate Bonds
Gross Unrealized Gain	$—	$155
Gross Unrealized Loss	(207)	—

Net Unrealized (Loss)/Gain	$(207)	$155
Unit Funds
Gross Unrealized Gain	$—	$992
Gross Unrealized Loss	—	—

Net Unrealized Gain	$—	$992

No investments have been in a continuous unrealized loss position for more than twelve months for the years ended December 31, 2005 and 2004.

The amortized cost of available-for-sale Russian corporate bonds maturing between one and five years was approximately $11,249,000 and $2,588,000 for the years ended December 31, 2005 and 2004, respectively. The fair value of available-for-sale Russian corporate bonds maturing between one and five years was approximately $11,042,000 and $2,744,000 for the years ended December 31, 2005 and 2004, respectively.

Long Term Investments

Long term investments consist of Russian equity securities that do not have readily determinable fair values. These investments are stated at cost with adjustments for other-than-temporary impairment in the accompanying Consolidated Balance Sheets. At December 31, 2005 and 2004, the carrying value of the long term investments was approximately $826,000 and $8,715,000, respectively. For all periods presented, the Company evaluates the aggregate carrying value of these investments for impairment. At December 31, 2005 and 2004, the aggregate estimated market value of the long term investments was approximately $1,636,000 and $9,974,000, respectively.

Building

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 77% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the twelve months ended December 31, 2005, and approximately 69% of Harbor Global’s total revenue during the same period.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Goodwill

As a result of Pioglobal Omega, L.L.C.’s (“Pioglobal Omega”) acquisition of the International Finance Corporation’s (“IFC”) 18.35% minority interest in Pioglobal First Russia in 2002, the Company recorded goodwill of approximately $300,000. The Company acquired its Russian real estate management and investment management operations in 1995 for approximately $20,000,000. At inception, the excess of the purchase price over the estimated fair value of the assets approximated $2,858,000. The Company recorded goodwill amortization expense of approximately $1,905,000 through December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and no longer amortizes goodwill, but rather tests for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable at the reporting unit level. No impairment was recorded in 2005 or 2004.

Foreign Currency Translation

Although the Company’s operations are conducted in Russia, the functional currency used for the Company’s Russian subsidiaries is currently the United States dollar. For those entities, the translation gains and losses that result from remeasuring into the United States dollar for reporting purposes are included in the accompanying Consolidated Statements of Operations. Net foreign currency losses in the Statement of Operations were approximately $396,000 in 2005. For the year ended December 31, 2004 and 2003, net foreign currency gains in the Consolidated Statement of Operations were approximately $918,000 and $639,000, respectively.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on the results of operations and financial position.

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary and Its Application to Certain Investments”. The FSP nullifies certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, but carries forward certain disclosure requirements of the pronouncement. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and the Company will adopt it during the first quarter of fiscal 2006. The Company does not expect that the adoption will have a material impact on the results of operations and financial condition.

Concentration of Risk

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(3)	CONCENTRATION OF REVENUES AND LEASING ARRANGEMENTS

A significant portion of the Company’s revenues are concentrated in the PIOGLOBAL Real Estate Investment Fund and consist of rental revenues earned from its principal asset, Meridian Commercial Tower. Rental revenues were approximately 69%, 64% and 70% of total revenues in fiscal 2005, 2004, and 2003, respectively.

The Meridian Commercial Tower is an 18 story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower is managed by PREA, L.L.C. and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. PREA, L.L.C. leases the building from the PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. Generally, the tenant subleases have terms ranging from approximately eleven months to approximately seven years and three months and annual base rent ranging from approximately $167 to approximately $600 per square meter. In addition to base rent, each tenant pays a pro rata share of the operating expenses relating to the building, including utilities, maintenance expenses, management expenses (including fees payable to PREA, L.L.C. for management of the building pursuant to the master lease agreement with PIOGLOBAL Real Estate Investment Fund), license fees, insurance premiums and taxes, other than income taxes relating to PREA, L.L.C. In addition, a small number of subtenants also pay additional contingent rent based on gross revenues and other financial measures. Rent and operating expenses are typically payable quarterly at the beginning of the applicable calendar quarter.

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of December 31, 2005:

Year Ending December 31,
2006	$5,307,369
2007	4,369,070
2008	3,295,861
2009	1,386,115
2010	652,860
Beyond	—

Total minimum future rental income	$15,011,275

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

Contingent rental income for the twelve months ended December 31, 2005, 2004, and 2003 was approximately $188,000, $173,000 and $176,000, respectively.

(4)	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing reported earnings (loss) by weighted average shares outstanding. There are currently no potentially dilutive securities.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(5)	BUILDING

The cost and the accumulated depreciation for the building are as follows:

	2005	2004
	(in thousands)
Building Cost	$26,709	$26,709
Building Improvements	933	389
Accumulated Depreciation	(6,094)	(5,372)

	$21,548	$21,726

(6)	FIXED ASSETS

Furniture and fixtures are classified as other long-term assets. The cost and accumulated depreciation for furniture and fixtures are as follows:

	2005	2004
	(in thousands)
Furniture and Fixtures	$1,914	$1,670
Accumulated Depreciation	(973)	(755)

	$941	$915

Furniture and fixtures are depreciated on a straight-line basis over five years. Depreciation expense was approximately $308,000, $231,000, and $224,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(7)	DIVIDEND PAYABLE

The dividend payable of approximately $13,145,000 and approximately $13,035,000 at December 31, 2005 and December 31, 2004, respectively, represents a payable to minority shareholders of PIOGLOBAL Real Estate Investment Fund. Approximately $13,145,000 and approximately $13,035,000 has been set aside by PIOGLOBAL Real Estate Investment Fund as of December 31, 2005 and December 31, 2004, respectively, to satisfy this liability and is classified as restricted cash.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(8)	OTHER EXPENSES

Other expenses consist of the following:

	December 31,
	2005	2004	2003
	(in thousands)
Insurance	$654	$630	$591
Professional Services	1,567	930	920
Registration and Other Fees	861	789	668
Realized Losses (Gains) on Foreign Currency Transactions and Translation Losses (Gains)	396	(918)	(639)
Telephone and Data Processing	244	214	224
Directors Fees	193	174	199
Travel, Subscriptions, and Dues	176	142	109
Other	305	306	228

Total Other Expenses	$4,396	$2,267	$2,300

(9)	INCOME TAXES

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

The following is a summary of the components of income (loss) from operations before provision for income taxes, minority interest and equity gain (loss) on investment for financial reporting purposes:

	2005	2004	2003
	(in thousands)
Domestic	$398	$(1,548)	$(1,202)
Foreign	1,958	575	25,049

	$2,356	$(973)	$23,847

The Company is a Bermuda limited duration company and is not subject to taxation in Bermuda. The components of the provision for income taxes consist of:

	2005	2004	2003
	(in thousands)
Current Foreign	$2,056	$632	$6,034
Deferred Foreign	217	241	376
Current Domestic	(120)	1,049	60

	$2,153	$1,922	$6,470

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. However, on April 12, 2004, Pioglobal First Russia, Inc., an indirect subsidiary of the Company, through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC (“Pioglobal First Russia”). As a result of the conversion, the Company expected to indirectly (through Pioglobal First Russia) incur a United States federal income tax liability of approximately $1,061,000, which is reported in provision for income taxes in the 2004 Consolidated Statement of Operations. Based on the final federal tax return filed during the third quarter of 2005, the actual federal income tax due was $733,550. Accordingly, the Company recorded a credit of approximately $327,000 in its provision for income taxes in the third quarter of 2005. For the year ended December 31, 2005 the provision also includes United States federal income tax expense of approximately $207,000. For the year ended December 31, 2004, the provision includes a United States federal income tax credit of approximately $1,000. For the year ended December 31, 2003, the provision also includes United States federal income tax expense of approximately $60,000.

Other than the foregoing United States federal income tax liability, the income tax provisions and deferred taxes included in the accompanying Consolidated Financial Statements relate to the Company’s corporate subsidiaries that are located in the Russia. The Company’s venture capital investments held in Poland are primarily conducted through partnerships that are not taxable.

The tax effects of significant temporary differences are as follows:

	2005	2004
	(in thousands)
Non-Current Deferred Tax Asset	$78	$83
Less Valuation Allowance	(78)	(83)

Net Non-Current Deferred Tax Asset	—	—
Current Deferred Tax Liability on Net Unrealized Gains on Short Term Marketable Securities	$153	241
Current Deferred Tax Liability on Deferred Rent Receivable	64	—
Non-Current Deferred Tax Liability on Net Unrealized Gains on Long term Marketable Securities	3,286	2,039

Net Deferred Tax Liability	$3,503	$2,280

The non-current deferred tax asset arises primarily from the difference between book and tax depreciation of the Meridian Commercial Tower. Due to market uncertainties inherent in operating in Russia, a valuation allowance has been established equal to the value of the non-current deferred tax asset.

(10)	MINORITY INTEREST

The Company’s minority interest liability includes the interests of the other equity holders of PIOGLOBAL Real Estate Investment Fund, an approximate 52% indirectly owned subsidiary of the Company. The liability is recorded based on the net book value at the balance sheet date. As of December 31, 2005 and 2004, the Company’s minority interest liability in PIOGLOBAL Real Estate Investment Fund was approximately $30,484,000 and $27,109,000, respectively.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(11)	RELATED PARTY TRANSACTIONS

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

Net proceeds do not include any unexpended portion of the approximate $19,100,000 contributed by Pioneer to Harbor Global at the time of the Spin-off. However, because Harbor Global entered into a transaction in which it was released from its indirect obligation to fulfill its existing capital commitment of approximately $5.4 million to the Polish Real Estate Fund, $5.4 million of the amount contributed by Pioneer is included in the calculation of net proceeds. In addition, the proceeds received by Goldfields II in connection with the sale of its Ghanaian gold mine to Ashanti are not subject to the preceding fee schedule. Instead, Calypso Management received only 5% of the Ashanti proceeds that are distributed to shareholders.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

The Company incurred management fee expenses of approximately $2,480,000, $2,573,000 and $2,548,000 during 2005, 2004 and 2003, respectively related to the reimbursement of expenses. Of this management fee, approximately $714,000 and $739,000 was outstanding at December 31, 2005 and 2004, respectively.

During 2005, the Company incurred additional management fee expense of approximately $85,000 in connection with the distribution paid to shareholders on November 22, 2005. During 2004, the Company incurred additional management fee expense of approximately $334,000 in connection with the distribution paid to shareholders on November 15, 2004.

On October 24, 2005, 2004 and 2003, the Company issued 1,500 shares of its common stock to each of its directors pursuant to, and in accordance with, the Company’s Amended and Restated Non-Employee Director Share Plan. As a result the Company recorded a compensation charge to the Consolidated Statement of Operations of approximately $52,000, $59,000 and $59,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Pursuant to the plan, on each anniversary of October 24, 2000, the Spin-Off date, each director of the Company who is not an employee will be granted and issued 1,500 fully vested common shares in consideration of each non-employee director’s future service as a director.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(12)	COMMITMENTS

Operating lease expenses were approximately $654,000, $748,000, and $823,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The table below provides information about future operating lease commitments having initial or remaining non cancelable terms in excess of one year.

Year Ending December 31,
2006	$663,919
2007	113,000
2008	49,610
2009	49,610
2010	49,610
Beyond	—

$925,749

The Company and its subsidiaries conduct their principal operations from leased premises with approximately 3,497 square feet at One Faneuil Hall Marketplace, Boston, Massachusetts. The lease commenced on November 15, 2000 at a rate of $160,862 per year and expired on October 24, 2005. The Company renewed the lease for an additional one year period at an annual rental rate of $160,862. The Company has the right to renew the lease for two one year periods at an annual rental rate for such renewal terms of no less than $160,862 per year, subject to increase to a maximum of the then current market rental rate for such premises, plus the Company’s pro rata share of any increase in operating expenses and real estate taxes for the premises. Closed Joint-Stock Company “PIOGLOBAL Asset Management” (“PIOGLOBAL Asset Management”) and Closed Joint-Stock Company “PIOGLOBAL Services” conduct their operations from leased premises in Moscow, Russia with approximately 7,036 square feet. The lease commenced on October 1, 1999 and will expire on February 28, 2007, but can be cancelled by written notification to the lessor sixty days prior to cancellation.

(13)	RESTRICTED UNIT AWARD

Effective September 24, 2003, Pioglobal First Russia awarded restricted units in an aggregate amount equivalent to ten percent of the issued and outstanding shares of Pioglobal First Russia to two officers of Pioglobal First Russia’s wholly owned subsidiary, PIOGLOBAL Asset Management. Each officer was fully vested with respect to the award. For the year ended December 31, 2003, Pioglobal First Russia recorded compensation expense of $541,000 in connection with the restricted stock awards. On April 15, 2004, Pioglobal First Russia repurchased all of the membership interest of one of the officers who resigned from PIOGLOBAL Asset Management for $308,500. These amounts are included in “salary and benefit expenses” on the Consolidated Statement of Operations.

Effective May 19, 2004, Pioglobal First Russia granted restricted units in Pioglobal First Russia to three officers of PIOGLOBAL Asset Management. Under the unit agreements, Pioglobal First Russia awarded, at no cost to the officers, an aggregate number of units equivalent to approximately 4% of the issued and outstanding units of Pioglobal First Russia, on a fully diluted basis. During 2005, the Company issued a call provision and recorded a liability of approximately $25,000 for the outstanding units of an officer no longer employed by PIOGLOBAL Asset Management. Upon the full vesting of the awards, the Company will continue to own approximately 92% of the outstanding units in Pioglobal First Russia. Such units are required to be issued over a period of three years beginning on May 19, 2004 and ending on December 31, 2006, according to the schedules set forth in the respective unit agreements, if the respective officer continues to be employed by PIOGLOBAL

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Asset Management as a full-time employee. As of December 31, 2005, approximately 92% of such restricted units had fully vested. The fair value of the units issued during 2003 and 2004 were calculated using the valuation services of an independent third party as of December 31, 2005. Accordingly, Pioglobal First Russia recorded a credit to compensation expense of approximately $33,000 in 2005 and recorded compensation expense of $169,000 in 2004 in connection with the valuation of the restricted unit awards. These amounts are included in salary and benefit expense in the Consolidated Statement of Operations. At December 31, 2005, total compensation expense not yet recognized related to non-vested unit awards was approximately $10,700. These units will vest on December 31, 2006.

(14)	INDEMNIFICATION CONTRACTS

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Additionally, under a tax separation agreement between Harbor Global and Pioneer, generally, Harbor Global agreed to indemnify Pioneer for tax liabilities relating to the Harbor Global businesses. Currently, there are no legal proceedings pending that would require payment by Harbor Global to Pioneer under the indemnification provisions of the Distribution Agreement or tax separation agreement.

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

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2005
Gross Revenues	$11,460	$1,360	$48	$12,868
Elimination of Intersegment Revenues	(1)	(152)	(48)	(201)

Net Revenues	$11,459	$1,208	$—	$12,667

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	2,189	(84)	251	2,356
Income Taxes	(1,852)	(301)	—	(2,153)
Minority Interest Expense	(1,687)	—	—	(1,687)
Equity Gain on Investment	—	—	32	32

Net (Loss) Income	$(1,350)	$(385)	$283	$(1,452)

Depreciation and Amortization	$(1,251)	$(23)	$—	$(1,274)

Goodwill	$1,253	$—	$—	$1,253

Total Assets	$90,531	$425	$6,349	$97,305

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2005
Revenues from External Customers—
Russia	$12,667
Other	—

Total	$12,667

Long-lived Assets
Russia	$22,756
Other	208

Total	$22,964

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2004
Gross Revenues	$11,259	$1,064	$662	$12,985
Elimination of Intersegment Revenues	(4)	—	(662)	(666)

Net Revenues	$11,255	$1,064	$—	$12,319

(Loss) Income before Income Taxes, Minority Interest and Equity Loss on Investments	(406)	(765)	198	(973)
Income Taxes	(1,923)	11	(10)	(1,922)
Minority Interest Expense	(1,269)	—	—	(1,269)
Equity Gain on Investment	—	—	156	156

Net (Loss) Income	$(3,598)	$(754)	$344	$(4,008)

Depreciation and Amortization	$(1,018)	$(24)	$—	$(1,042)

Goodwill	$1,253	$—	$—	$1,253

Total Assets	$82,623	$1,411	$10,239	$94,273

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2004
Revenues from External Customers—
Russia	$12,319
Other	—

Total	$12,319

Long-lived Assets
Russia	$22,916
Other	273

Total	$23,189

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

SEGMENT DISCLOSURES

	Russian Real Estate Management and Investment Management Operations	Real Estate Management Operations	Other	Total
	In Thousands as of and for the year ended December 31, 2003
Gross Revenues	$9,160	$1,300	$1,128	$11,588
Elimination of Intersegment Revenues	(9)	—	(878)	(887)

Net Revenues	$9,151	$1,300	$250	$10,701

Income (Loss) before Income Taxes, Minority Interest and Equity Loss on Investments	21,748	(412)	2,511	23,847
Income Taxes	(6,410)	(60)	—	(6,470)
Minority Interest Expense	(9,386)	—	—	(9,386)
Equity Loss on Investment	—	—	(154)	(154)

Net Income (Loss)	$5,952	$(472)	$2,357	$7,837

Depreciation and Amortization	$(922)	$(26)	$—	$(948)

Goodwill	$1,253	$—	$—	$1,253

Total Assets	$91,188	$1,481	$7,892	$100,561

ENTERPRISE-WIDE DISCLOSURES

(in thousands)

2003
Revenues from External Customers—
Russia	$10,451
Other	250

Total	$10,701

Long-lived Assets
Russia	$23,348
Other	666

Total	$24,014

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(16)	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data is presented below.

	Year Ended December 31, 2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues	$2,874	$3,150	$3,197	$3,446
Net (Loss) Income	(500)	18	(382)	(588)
Basic and Diluted (Loss) Earnings per Share:
(Loss) Earnings per Share	$(0.09)	$0.00	$(0.07)	$(0.10)

	Year Ended December 31, 2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Thousands Except Per Share Data)
Net Revenues and Sales	$3,294	$2,838	$2,653	$3,534
Net (Loss) Income	(609)	(2,782)	(1,233)	616
Basic and Diluted (Loss) Earnings per Share:
(Loss) Earnings per Share	$(0.11)	$(0.49)	$(0.22)	$0.11

INDEX TO EXHIBITS

Exhibit Number	Description
2.1[b]	Form of Distribution Agreement by and among Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
2.2[f]	Amendment No. 1 to the Distribution Agreement between Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd. dated March 19, 2003
3.1[a]	Memorandum of Association of Harbor Global Company Ltd.
3.2[a]	Bye-Laws of Harbor Global Company Ltd.
4.1[c]	Specimen Common Share Certificate
10.1[a]	Form of Tax Separation Agreement by and among Pioneer Investment Management USA Inc., Harbor Global Company Ltd. and Harbor Global II Ltd.
10.2[f]	Agreement dated March 19, 2003 between Pioneer Goldfields II Limited, Pioneer Investment Management USA Inc. and Ashanti Goldfields Company Limited.
10.3[g]	Purchase Agreement dated April 25, 2003 between Harbor Global Company Ltd., PIOGLOBAL Goldfields II Limited and HSBC Bank USA.
10.4[g]	Assignment Agreement dated April 30, 2003 by PIOGLOBAL Goldfields II Limited in favor of HSBC Bank USA.
10.5[g]	Collateral Agreement dated April 30, 2003 between PIOGLOBAL Goldfields II Limited and HSBC Bank USA.
10.6[g]	Consent given as of April 24, 2003 by Ashanti Goldfields Company Limited and Ashanti Goldfields Teberebie Limited.
10.7[a]	Amended and Restated Limited Partnership Agreement of Pioneer Poland U.S., L.P. dated as of January 20, 1995 by and between Pioglobal Poland U.S. (Jersey) Limited (formerly Pioneer Poland U.S. (Jersey) Limited) and Pioneer Poland U.K. (Jersey) Limited, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.8[a]	Limited Partnership Agreement of Pioneer Poland UK, L.P. dated as of January 20, 1995 by and among Pioneer Poland UK Limited, Pioneer Poland U.K. (Jersey) Limited and the Limited Partners, as amended July 18, 1995, September 15, 1995, October 18, 1995 and August 3, 1999
10.9[d]	Massachusetts Full-Service Office Lease Faneuil Hall Marketplace, dated as of October 26, 2000, between Faneuil Hall Marketplace, Inc. and Harbor Global Company Ltd., as amended by First Amendment to Lease dated as of December 13, 2000
10.10[o]	Second Amendment to Lease dated March 28, 2005 by and between Faneuil Hall Marketplace, LLC, and Harbor Global Company Ltd.
10.11[n]	Master Lease Agreement dated as of July 1, 1996 by and between Open Joint Stock Company “Real Estate Investment Fund PIOGLOBAL” (formerly OAO “Investment Fund PIOGLOBAL”, OAO “Pioneer First Investment Fund”, OAO “First Investment Voucher Fund”) and PREA, L.L.C. (formerly Pioneer Real Estate Advisors, Inc.), as amended and restated as of May 5, 2004
10.12[n]	Management Agreement No. B 322 dated as of July 24, 2002 by and between Closed Joint-Stock Company “PIOGLOBAL Asset Management” and Open Joint-Stock Company “PIOGLOBAL Investment Fund”
10.13[a]	Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”), as amended February 14, 2000 by Supplemental Agreement No. 7
10.14[p]	Supplemental Agreement NO. 8 registered September 16, 2004 to Land Lease Agreement No. M-09-000979 dated as of September 6, 1994 by and between the Moscow Government and Open Joint-Stock Company “PIOGLOBAL Investment Fund”
10.15[a]	Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” (formerly Open Joint-Stock Company “First Investment Voucher Fund”) and PREA, LLC (formerly Pioneer Real Estate Advisors, Inc.)

Exhibit Number	Description
10.16[p]	Supplemental Agreement No. 1 registered July 27, 2005 to Land Sublease Agreement dated as of April 18, 2000 by and between Open Joint-Stock Company “PIOGLOBAL Investment Fund” and PREA, LLC
10.17[b]*	Form of Employment Agreement by and between Calypso Management LLC and Stephen G. Kasnet
10.18[b]*	Form of Employment Agreement by and between Calypso Management LLC and Donald H. Hunter
10.19[e]*	Letter dated October 22, 2002 from the Board of Directors of Harbor Global Company Ltd. To Calypso Management LLC.
10.20[i]*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.
10.21[i]*	Amendment to Employment Agreement dated March 4, 2004 by and between Calypso Management LLC and Donald H. Hunter.
10.22[n]*	Amendment to Employment Agreement dated December 8, 2004 by and between Calypso Management LLC and Stephen G. Kasnet.
10.23[m]*	Amendment to Employment Agreement effective December 8, 2004 by and between Calypso Management LLC and Donald H. Hunter.
10.24[g]*	Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated July 10, 2003.
10.25[n]*	Extension of term of the Amended and Restated Administration and Liquidation Agreement between Calypso Management LLC and Harbor Global Company Ltd dated December 8, 2004.
10.26[m]*	Amendment to the Amended and Restated Administration and Liquidation Agreement, effective as of December 8, 2004, by and between Calypso Management LLC and Harbor Global Company Ltd.
10.27[h]	Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.
10.28[j]	Operating Agreement of PIOGLOBAL First Russia, LLC dated April 12, 2004
10.29[j]	Amendment to Stock Agreement dated September 24, 2003 between PIOGLOBAL First Russia, Inc., PIOGLOBAL Omega LLC and Andrei Uspensky.
10.30[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexander Chernyshev.
10.31[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexander Chernyshev on May 19, 2004
10.32[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Dmitry Larin
10.33[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Dmitry Larin on May 19, 2004
10.34[k]	Unit Agreement dated May 19, 2004 between PIOGLOBAL First Russia, LLC and Alexey Oschepkov
10.35[k]	Joinder Agreement to Operating Agreement dated as of April 12, 2004 by and among Pioglobal First Russia, LLC, its Board of Directors and any unit holders entered into by Alexey Oschepkov on May 19, 2004
10.36[n]*	Amended and Restated Harbor Global Company Ltd. Non-Employee Director Share Plan.
14.1[l]	Harbor Global Company Ltd. Code of Ethics and Conduct, as amended on August 11, 2004.
21.1[p]	List of Subsidiaries of Harbor Global Company Ltd.
31.1[p]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2[p]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1[p]	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2[p]	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[p]	Filed herewith.
[o]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly report ended March 31, 2005 and filed with the Securities and Exchange Commission on .
[n]	Incorporated by reference to Harbor Global Company Ltd’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 23, 2005.
[m]	Incorporated by reference to Harbor Global’s Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2004.
[l]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 8, 2004.
[k]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and filed with the Securities and Exchange Commission on August 11, 2004.
[j]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on April 28, 2004.
[i]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 26, 2004.
[h]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 6, 2003.
[g]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 6, 2003.
[f]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission filed on May 6, 2003.
[e]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 12, 2002.
[d]	Incorporated by reference to Harbor Global Company Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 26, 2002.
[c]	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and filed with the Securities and Exchange Commission on November 13, 2000.
[b]	Incorporated by reference to Amendment No. 1 to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on August 8, 2000.
[a]	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
*	Denotes a management contract or compensatory plan or arrangement.