Form 10-Q
period 2006-03-31
HARBOR GLOBAL CO LTD
filed 2006-05-05
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of May 1, 2006, the registrant had 5,673,311 common shares, par value $.0025 per share, issued and outstanding.

HARBOR GLOBAL COMPANY LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$20,564	$17,064
Restricted Cash	13,623	13,145
Marketable Securities	6,473	10,185
Accounts Receivable	1,655	1,460
Prepaid Expenses	2,343	1,987
Other Current Assets	7	7

Total Current Assets	44,665	43,848

Polish Venture Capital Investment	225	208
Marketable Securities	31,830	28,145
Long-term Investments	774	826
Building, Net of Accumulated Depreciation	21,507	21,548
Other Long-term Assets	1,366	1,477
Goodwill	1,253	1,253

Total Assets	$101,620	$97,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,504	$1,053
Dividend Payable	13,623	13,145
Accrued Expenses	525	543
Accrued Fees Payable to Calypso Management	182	714
Deferred Income	933	810
Foreign Taxes Payable	197	76
Deferred Taxes	242	217

Total Current Liabilities	17,206	16,558

Deferred Taxes	3,933	3,286

Total Liabilities	21,139	19,844

Minority Interest	32,331	30,484

STOCKHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,673,311 shares issued and outstanding as of March 31, 2006 and December 31, 2005	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	47,512	47,512
Accumulated Deficit	(5,913)	(5,993)
Other Comprehensive Income
Net Unrealized Gains on Available-for-Sale Marketable Securities	6,537	5,444

Total Stockholders’ Equity	48,150	46,977

Total Liabilities and Stockholders’ Equity	$101,620	$97,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues:
Real Estate Rental Revenue	$2,175	$2,093
Management Fee Income	695	483
Other Income	289	298

Total Revenues	3,159	2,874

Operating Expenses:
Salary and Benefit Expenses	(1,323)	(1,281)
Facility Expenses	(372)	(358)
Building and Property Management Expenses	(573)	(635)
Management Fee Expense	(833)	(795)
Operating Taxes	(335)	(287)
Advertising Expense	(352)	(175)
Other Expenses, Net	(245)	(918)

Total Operating Expenses	(4,033)	(4,449)

Operating Loss	(874)	(1,575)
Other Income:
Unrealized Gains on Equity and Fixed Income Securities	22	38
Realized Gains on Equity and Fixed Income Securities	1,760	2,204
Interest Income	480	483

Total Other Income	2,262	2,725

Income from Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) on Investment	1,388	1,150

Provision for Income Taxes	(490)	(879)

Income from Operations before Minority Interest and Equity Gain (Loss) on Investment	898	271

Minority Interest	(835)	(757)
Equity Gain (Loss) on Venture Capital Investments	17	(14)

Net Income (Loss)	$80	$(500)

Earnings (Loss) Per Share:
Basic and Diluted Earnings (Loss) Per Share	$0.01	$(0.09)

Weighted Average Basic and Diluted Shares Outstanding	5,673	5,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$80	$(500)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities —
Depreciation and Amortization	318	263
Unrealized and Realized Gains on Marketable Securities, and Long-term Investments, Net	(1,782)	(2,242)
Purchase of Trading Securities	(2,724)	(1,181)
Proceeds from Sale of Trading Securities	3,630	1,051
Translation Loss	334	15
Minority Interest	835	757
Equity (Gain) Loss on Venture Capital Investment	(17)	14
Changes in Operating Assets and Liabilities —
Accounts Receivable	(195)	(48)
Other Assets	(356)	(310)
Accounts Payable	451	(526)
Dividend Payable	483	(38)
Accrued Expenses	(550)	(586)
Deferred Income	123	(317)
Foreign Taxes Payable and Deferred Taxes	128	510

Total Adjustments and Changes in Operating Assets and Liabilities	678	(2,638)

Net Cash Provided By (Used in) Operating Activities	758	(3,138)

Cash Flows from Investing Activities:
Building Improvements	(66)	—
Purchase of Long-term Investments and Marketable Securities	(17,778)	(10,709)
Purchase of Other Long-term Assets	(12)	(133)
Proceeds from Sale of Long-term Investments and Marketable Securities	21,499	12,798
Restricted Cash for Minority Dividends	(478)	53

Net Cash Provided by Investing Activities	3,165	2,009

Cash Flows from Financing Activities:
Dividends Paid to Minority Interest	(5)	(15)

Net Cash Used In Financing Activities	(5)	(15)

Net Increase (Decrease) in Cash and Cash Equivalents	3,918	(1,144)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(418)	5

Cash and Cash Equivalents, Beginning of Period	17,064	7,754

Cash and Cash Equivalents, End of Period	$20,564	$6,615

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2006

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

The Company’s primary assets as of March 31, 2006 by segment consist of the following:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other:

•	approximately $4.3 million in cash and cash equivalents, and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

The interim financial data included as part of this Quarterly Report on Form 10-Q is unaudited. However, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of March 31, 2006 and the results of operations of the Company for the three months ended March 31, 2006 and 2005 and cash flows of the Company for the three months ended March 31, 2006 and 2005. Results for interim periods may not be necessarily indicative of the results to be expected for the year. The interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) filed with the Securities and Exchange Commission on March 16, 2006.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. The provision for income taxes includes a United States federal income tax credit of approximately $27,000 for the three months ended March 31, 2006 and a United Stated federal income tax expense of approximately $61,000 for the three months ended March 31, 2005.

Other than the foregoing United States federal income tax, the income tax provisions and deferred taxes included in the accompanying Consolidated Financial Statements relate to the Company’s corporate subsidiaries that are located in the Russian Federation (“Russia”).

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

Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at March 31, 2006 and December 31, 2005. Unrealized gains and losses recorded on Russian government securities are presented for the three months ended March 31, 2006 and 2005. Cumulative unrealized gains and losses on Russian corporate bonds, before deferred taxes and minority interest, are recorded in other comprehensive income at March 31, 2006 and December 31, 2005 and are presented in the table below.

Balances of Current Marketable Securities

	March 31, 2006	December 31, 2005
	(In Thousands)
Russia (trading)	$2,522	$3,424
Russia (available-for-sale)	2,174	3,126
United States (held-to-maturity)	1,777	3,635

Total Marketable Securities	$6,473	$10,185

Net Unrealized Gains on Russian Federal and Municipal Government Securities

	Three months ended March 31,
	2006	2005
	(In Thousands)
Gross Unrealized Gains	$42	$128
Gross Unrealized Losses	(20)	(90)

Net Unrealized Gains	$22	$38

Cumulative Unrealized Gains (Losses) on Russian Corporate Bonds Recorded in Other Comprehensive Income

	March 31, 2006	December 31, 2005
	(In Thousands)
Gross Unrealized Gains	$75	$53
Gross Unrealized Losses	—	(29)

Net Unrealized Gains	$75	$24

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

Set forth in the following tables are the balances of long-term marketable securities, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at March 31, 2006 and December 31, 2005:

Balance of Long-term Marketable Securities Classified as Available-for-sale

	March 31, 2006	December 31, 2005
	(In Thousands)
Equity Securities	$20,079	$17,103
Corporate Bonds	11,751	11,042

Total Marketable Securities	$31,830	$28,145

Cumulative Unrealized Gains and Losses Recorded in Other Comprehensive Income

	March 31, 2006	December 31, 2005
	(In Thousands)
Equity Securities
Gross Unrealized Gains	$16,279	$13,874
Gross Unrealized Losses	(10)	—

Net Unrealized Gains	$16,269	$13,874

Corporate Bonds
Gross Unrealized Gains	$138	$—
Gross Unrealized Losses	(20)	(207)

Net Unrealized Gains (Losses)	$118	$(207)

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 75% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the quarterly period ended March 31, 2006, and approximately 69% of Harbor Global’s total revenue during the same period.

CONCENTRATION OF RISK

The Company’s operations are generally concentrated in Russia. The Company does not maintain political risk insurance for any of its businesses.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 amounts to conform to the 2006 presentation.

(3) EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed by dividing reported earnings by weighted average shares outstanding. There are currently no potentially dilutive securities.

(4) CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2006 and 2005, the Company reported changes in stockholders’ equity as follows:

	THREE MONTHS ENDED MARCH 31,
	2006		2005
	(In Thousands)
Net Income (Loss)		$80		$(500)
Other Comprehensive Income
Holding Gain	2,045		1,269
Reclassification Adjustment	(952)		(1,080)

Net Unrealized Gains on Marketable Securities (Net of deferred taxes of $665,000 and $94,000 and minority interest of $1,013,000 and $117,000 for the three months ended March 31, 2006 and 2005, respectively)		1,093		189

Total Comprehensive Income (Loss)		$1,173		$(311)

Change in Stockholder’s Equity		$1,173		$(311)

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

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of March 31, 2006:

Year Ending December 31,
2006	4,360,780
2007	4,557,616
2008	3,484,291
2009	1,386,115
2010	652,860
Beyond	—

Total minimum future rental income	$14,441,662

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

Contingent rental income for the three months ended March 31, 2006 and 2005 was approximately $45,000, and $47,000, respectively.

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

The Company incurred management fee expenses of approximately $833,000, and $795,000 for the three months ended March 31, 2006, and 2005, respectively, related to the reimbursement of expenses. Of this management fee, approximately $182,000 and $186,000 were outstanding at March 31, 2006 and 2005, respectively.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended March 31, 2006
Gross Revenues	$2,887	$310	$—	$3,197
Elimination of Intersegment Revenues	—	(38)	—	(38)

Net Revenues	$2,887	$272	$—	$3,159

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	1,537	(194)	45	1,388
Provision for Income Taxes	(517)	27	—	(490)
Minority Interest Expense	(835)	—	—	(835)
Equity Gain on Venture Capital Investment	—	—	17	17

Net Income (Loss)	$185	$(167)	$62	$80

Depreciation and Amortization	$313	$5	$—	$318

Total Assets	$95,887	$540	$5,193	$101,620

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended March 31, 2005
Gross Revenues	$2,621	$254	$155	$3,030
Elimination of Intersegment Revenues	(1)	—	(155)	(156)

Net Revenues	$2,620	$254	$—	$2,874

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	1,347	(284)	87	1,150

Provision for Income Taxes	(817)	(1)	(61)	(879)

Minority Interest Expense	(757)	—	—	(757)

Equity Loss on Venture Capital Investment	—	—	(14)	(14)

Net (Loss) Income	$(227)	$(285)	$12	$(500)

Depreciation and Amortization	$257	$6	$—	$263

Total Assets	$84,353	$1,434	$8,175	$93,962

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

The Company considers its critical accounting policies to include those related to (i) current marketable securities and (ii) long-term marketable securities.

Current marketable securities consist primarily of United States Treasury securities, Russian government and municipal securities, and the current portion of Russian corporate bonds. United States Treasury securities are classified as held-to-maturity and recorded at amortized cost. Russian government and municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in other income (expense) in the Consolidated Statements of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115. Russian corporate bonds are classified as available-for-sale and are recorded at fair value pursuant to SFAS No. 115. Russian government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund. Security transactions are recorded on the settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on the valuation date; otherwise, the bid price is used.

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the

PIOGLOBAL Real Estate Investment Fund. Russian corporate bonds and investments in unit fund and trust management accounts are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System and Moscow Interbank Currency Exchange (“MICEX”). Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other-than-temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in stockholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other-than-temporary declines in value are reported in other income in the Consolidated Statements of Operations.

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three months ended March 31, 2006 and 2005, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Consolidated Operations.

Harbor Global reported net income of $0.1 million on revenues of $3.2 million ($0.01 per share) in the first quarter of 2006 compared with a net loss of $0.5 million ($0.09 per share) on revenues of $2.9 million in the first quarter of 2005. The $0.6 million decrease in losses was attributable principally to a $0.3 million increase in net foreign exchange gains, a $0.2 million increase in management fee income and a $0.1 million increase in real estate rental revenue.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three months ended March 31, 2006 and 2005:

REVENUES AND NET INCOME (LOSS)

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
BUSINESS SEGMENT	2006	2005	2006	2005
Russian Real Estate Management and Investment Management Operations	$2.9	$2.6	$0.2	$(0.2)
Real Estate Management Operations	0.3	0.3	(0.2)	(0.3)
Other	0.0	0.0	0.1	0.0

Totals	$3.2	$2.9	$0.1	$(0.5)

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported net income of $0.2 million for the first quarter of 2006 compared to a net loss of $0.2 million for the first quarter of 2005. The $0.4 million increase in income was attributable primarily to a $0.3 million increase in net foreign exchange gains, a $0.2 million increase in management fee income and a $0.1 million increase in rental revenue from Meridian Commercial Tower; offset partially by a $0.2 million increase in advertising expense.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund, an institutional interval fund, and trust management accounts whose assets under management at March 31, 2006 and 2005 are set forth on the following table:

	March 31,
	2006	2005
	(IN MILLIONS)
Open-end Unit Funds	$82.2	$63.0
Interval Funds	5.4	4.7
Trust Management	79.5	58.1

Assets under management	$167.1	$125.8

Real Estate Management Operations.

The real estate management operations recorded a net loss of $0.2 million in the first quarter of 2006 compared to a net loss of $0.3 million in the first quarter of 2005 due primarily to corporate overhead allocations in each comparative quarter.

Other.

Harbor Global’s other operations reported income of $0.1 million in the first quarter of 2006 compared to breaking even for the three months ended March 31, 2005. During the first quarter of 2005, the Company recorded United States federal income tax expense of approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents, and marketable securities maintained for general corporate purposes were $4.3 million as of March 31, 2006. This amount represents an approximately $1.6 million decrease from the 2005 fiscal year end. The decrease in cash and cash equivalents, and marketable securities is attributable principally to the funding of operations and the settlement of year end accruals. Management believes that the cash available for general corporate purposes, after considering future dividends from subsidiaries, is sufficient to fund operations over the next two years.

The assets of the Company’s majority-owned Russian subsidiary, PIOGLOBAL Real Estate Investment Fund, consist of cash and cash equivalents, equity securities (both liquid and illiquid), marketable securities, real estate holdings, and other miscellaneous assets.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

FORWARD LOOKING STATEMENTS AND FUTURE OPERATING RESULTS

Management has made or implied certain forward-looking statements in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts included in this Quarterly Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” regarding the Company’s business strategy, future operations, financial position, estimated revenues, projected costs, prospects and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond management’s control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause the Company’s actual results to differ materially from those expressed or implied herein include, without limitation:

•	economic, political and regulatory stability in Russia;

•	increased competition in the Russian commercial real estate market;

•	increased competition in the Russian investment management market;

•	the loss of one or more key officers; and

•	the effects of political or economic conditions in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. Forward-looking statements are based on currently available information and management’s expectations of future results but involve certain assumptions. Management cautions readers that assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from expectations. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

During the first quarter of 2006, the Company adopted the FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary and Its Application to Certain Investments”, which nullified certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, but carried forward certain disclosure requirements of the pronouncement. The adoption of the FSP Nos. FAS 115-1 and FAS 124-1 did not have a material impact on the results of operations and financial condition of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of cash and cash equivalents at March 31, 2006 and December 31, 2005 was approximately $2.4 million and $1.2 million, respectively, and the balance of marketable securities at March 31, 2006 and December 31, 2005 was approximately $3.6 million and $7.1 million, respectively. Earnings from excess cash invested were approximately $0.1 million for the three months ended March 31, 2006. Based on excess cash invested at March 31, 2006, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily contracts for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. During the first quarter of 2006 the Company reported net exchange gains of approximately $558,000 and during the first quarter of 2005, the Company reported net exchange losses of approximately $25,000.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at March 31, 2006 and December 31, 2005.

	(IN THOUSANDS)
	March 31, 2006	December 31, 2005
Monetary Assets
Cash and Cash Equivalents	$16,588	$11,825
Restricted Cash	13,623	13,145
Securities Held for Sale	35,599	33,935
Other	3,103	3,211

	$68,913	$62,116

Monetary Liabilities
Dividend Payable	$13,623	$13,145
Taxes Payable	197	76
Deferred Taxes	4,174	3,439
Other	612	571

	$18,606	$17,231

Net Position	$50,307	$44,885

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $4,000 and $14,000 in the first quarter of 2006 and 2005, respectively, reflecting the Company’s proportional share of operating expenses. Additionally, during the first quarter of 2006, the Company recorded an unrealized gain of approximately $21,000 on its remaining investment.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2006 and December 31, 2005, the fair value of equity investments contained in long-term marketable securities aggregated approximately $20.1 million and $17.1 million, respectively. PIOGLOBAL Real Estate Investment Fund recorded unrealized gains after deferred taxes and after minority interest of approximately $6.4 million and $5.5 million at March 31, 2006 and December 31, 2005, respectively, as a separate component of stockholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

As previously discussed, actual results could differ materially from forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Further, the risks and uncertainties described below are not the only ones Harbor Global faces. Additional risks and uncertainties not presently known to management or that are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

THE POTENTIAL VALUES TO BE REALIZED UPON THE SALE OR LIQUIDATION OF MOST OF HARBOR GLOBAL’S ASSETS, IF ANY, ARE SPECULATIVE.

The potential values to be realized upon the sale of Harbor Global’s Russian real estate management and investment management operations, if any, are speculative.

A significant portion of Harbor Global’s Russian real estate management and investment management operations consists of its approximately 52% interest in PIOGLOBAL Real Estate Investment Fund, a company that invests in Russian real estate, and to a lesser extent, securities of Russian companies. Generally, the Russian real estate and securities markets are significantly smaller and less liquid than the markets in the United States, and as a result, a portion of the assets held by PIOGLOBAL Real Estate Investment Fund are illiquid. There is also limited liquidity in some of the publicly traded securities held by PIOGLOBAL Real Estate Investment Fund. Consequently, Harbor Global may have difficulty selling its investment in PIOGLOBAL Real Estate Investment Fund, and may only be able to do so at prices, which may not reflect the long-term value of the investment.

AN INCREASE IN COMPETITION IN THE RUSSIAN COMMERCIAL REAL ESTATE MARKET MAY ADVERSELY AFFECT HARBOR GLOBAL’S REVENUES AND THE VALUE OF HARBOR GLOBAL’S PRINCIPAL ASSET, THE MERIDIAN COMMERCIAL TOWER.

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an office building located in Moscow, Russia. During the first quarter of 2006, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 69% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for all of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 75% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

There is currently a shortage of commercial real estate in Moscow, Russia, which has brought about a significant increase in planned commercial real estate construction. If and when such new buildings are commissioned, competition for tenants may increase and adversely affect Harbor Global’s ability to attract new, and retain existing, tenants. The loss of more than a few tenants could materially adversely affect Harbor Global’s revenues. In addition, an increase in supply of commercial real estate in Russia may adversely affect the value of the Meridian Commercial Tower, Harbor Global’s interest in PIOGLOBAL Real Estate Investment Fund and Harbor Global’s ability to sell its interest in PIOGLOBAL Real Estate Investment Fund on economically advantageous terms.

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

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. On December 8, 2004, the term of Mr. Kasnet’s employment agreement was extended until October 24, 2006 to coincide with the term of the amended and restated administration and liquidation agreement. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, the individual whose agreement is terminated will cease to be an officer of Harbor Global. Harbor Global has obtained key officer life insurance policies on the lives of Mr. Kasnet and Mr. Hunter with benefits payable to Harbor Global.

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

AS A RESULT OF HOLDING HARBOR GLOBAL COMMON SHARES, HARBOR GLOBAL’S STOCKHOLDERS MAY RECOGNIZE TAXABLE INCOME AND BE REQUIRED TO PAY TAX WITHOUT A CORRESPONDING DISTRIBUTION OF CASH FROM HARBOR GLOBAL TO ITS SHAREHOLDERS.

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

Dated: May 5, 2006

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer

(Duly authorized officer and principal financial and accounting officer)

EXHIBIT NUMBER	DESCRIPTION
3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1*	Specimen Common Share Certificate

31.1**++	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**++	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**++	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**++	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.
*	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000
++	The certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harbor Global Company Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.