Form 10-Q
period 2006-06-30
HARBOR GLOBAL CO LTD
filed 2006-07-31
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 24, 2006, the registrant had 5,673,311 common shares, par value $.0025 per share, issued and outstanding.

HARBOR GLOBAL COMPANY LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$17,170	$17,064
Restricted Cash	16,332	13,145
Marketable Securities	3,874	10,185
Accounts Receivable	1,210	1,460
Prepaid Expenses	2,085	1,987
Other Current Assets	8	7

Total Current Assets	40,679	43,848

Polish Venture Capital Investment	292	208
Marketable Securities	34,331	28,145
Long-term Investments	774	826
Building, Net of Accumulated Depreciation	21,288	21,548
Other Long-term Assets	1,495	1,477
Goodwill	1,253	1,253

Total Assets	$100,112	$97,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$554	$1,053
Dividend Payable	16,332	13,145
Accrued Expenses	565	543
Accrued Fees Payable to Calypso Management	364	714
Deferred Income	1,072	810
Foreign Taxes Payable	601	76
Deferred Taxes	69	217

Total Current Liabilities	19,557	16,558

Deferred Taxes	3,802	3,286

Total Liabilities	23,359	19,844

Minority Interest	30,109	30,484

SHAREHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,673,311 shares issued and outstanding as of June 30, 2006 and December 31, 2005	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	47,512	47,512
Accumulated Deficit	(7,181)	(5,993)
Other Comprehensive Income
Net Unrealized Gains on Available-for-Sale Marketable Securities	6,299	5,444

Total Shareholders’ Equity	46,644	46,977

Total Liabilities and Shareholders’ Equity	$100,112	$97,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Real Estate Revenue	$2,077	$2,130	$4,251	$4,223
Management Fee Income	579	500	1,274	983
Other Income	431	520	720	818

Total Revenues	3,087	3,150	6,245	6,024

Operating Expenses:
Salary and Benefit Expenses	(1,299)	(1,146)	(2,622)	(2,427)
Facility Expenses	(378)	(374)	(750)	(732)
Building and Property Management Expenses	(539)	(585)	(1,113)	(1,219)
Management Fee Expense	(537)	(580)	(1,370)	(1,375)
Operating Taxes	(725)	(449)	(1,059)	(736)
Advertising Expense	(495)	(337)	(846)	(512)
Translation Gain (Loss)	394	(428)	952	(453)
Other Expenses, Net	(1,365)	(877)	(2,169)	(1,770)

Total Operating Expenses	(4,944)	(4,776)	(8,977)	(9,224)

Operating Loss	(1,857)	(1,626)	(2,732)	(3,200)

Other Income (Expense):
Unrealized Gains and Losses on Equity and Fixed Income Securities	(43)	(125)	(21)	(87)
Realized Gains and Losses on Equity and Fixed Income Securities	626	2,641	2,386	4,845
Interest Income	526	431	1,006	914

Total Other Income, Net	1,109	2,947	3,371	5,672

(Loss) Income from Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) On Investment	(748)	1,321	639	2,472

Provision for Income Taxes	(227)	(553)	(716)	(1,433)

(Loss) Income from Operations before Minority Interest and Equity (Loss) Gain on Investment	(975)	768	(77)	1,039

Minority Interest Expense	(359)	(744)	(1,195)	(1,501)
Equity Gain (Loss) on Venture Capital Investment	67	(6)	84	(20)

Net (Loss) Income	$(1,267)	$18	$(1,188)	$(482)

(Loss) Earnings Per Share:
Basic and Diluted (Loss) Earnings Per Share	$(0.22)	$0.00	$(0.21)	$(0.09)

Weighted Average Basic and Diluted Shares Outstanding	5,673	5,667	5,673	5,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(1,188)	$(482)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities —
Depreciation and Amortization	645	704
Unrealized and Realized Gains on Marketable Securities, and Long-term Investments, Net	(2,365)	(4,758)
Purchase of Trading Securities	(5,126)	(2,298)
Proceeds from Sale of Trading Securities	5,636	2,651
Translation Loss	599	44
Minority Interest	1,195	1,501
Equity (Gain) Loss on Venture Capital Investment	(84)	20
Changes in Operating Assets and Liabilities —
Accounts Receivable	250	(434)
Other Assets	(99)	(345)
Accounts Payable	(499)	(587)
Dividend Payable	828	(436)
Accrued Expenses	(328)	(291)
Deferred Income	262	—
Foreign Taxes Payable and Deferred Taxes	373	253
Other Current Liabilities	—	2,698

Total Adjustments and Changes in Operating Assets and Liabilities	1,287	(1,278)

Net Cash Provided By (Used in) Operating Activities	99	(1,760)

Cash Flows from Investing Activities:
Building Improvements	(41)	(158)
Purchase of Long-term Investments and Marketable Securities	(44,572)	(20,139)
Purchase of Other Long-term Assets	(178)	(46)
Proceeds from Sale of Long-term Investments and Marketable Securities	48,725	27,078
Restricted Cash for Minority Dividends	(3,187)	(175)

Net Cash Provided by Investing Activities	747	6,560

Cash Flows from Financing Activities:
Dividends Paid to Minority Interest	(11)	(31)

Net Cash Used In Financing Activities	(11)	(31)

Net Increase (Decrease) in Cash and Cash Equivalents	835	4,769

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(729)	197

Cash and Cash Equivalents, Beginning of Period	17,064	7,754

Cash and Cash Equivalents, End of Period	$17,170	$12,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2006

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

The Company’s primary assets as of June 30, 2006 by segment consist of the following:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other:

•	approximately $3.6 million in cash and cash equivalents, and marketable securities held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

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

BASIS OF PRESENTATION

The interim financial data included as part of this Quarterly Report on Form 10-Q is unaudited. However, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of June 30, 2006 and the results of operations of the Company for the three and six months ended June 30, 2006 and 2005 and cash flows of the Company for the six months ended June 30, 2006 and 2005. Results for interim periods may not be necessarily indicative of the results to be expected for the year. The interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) filed with the Securities and Exchange Commission on March 16, 2006.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. The provision for income taxes includes United States federal income tax expense of approximately $34,000 and approximately $1,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30 2006 and 2005, the provision for income taxes includes United States federal income tax expense of approximately $7,000 and $62,000, respectively.

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

CURRENT MARKETABLE SECURITIES

United States Treasury securities are classified as held-to-maturity and are recorded at cost. Russian Government and Municipal securities are classified as trading securities and are marked-to-market, with unrealized gains or losses reported in the Consolidated Statement of Operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Russian municipal government securities are held primarily in the PIOGLOBAL Real Estate Investment Fund, an approximately 52% owned subsidiary of the Company. Security transactions are recorded on settlement date. For all periods presented, the difference between trade date and settlement date is immaterial. Investments are valued at the weighted average daily price if they are traded on valuation date; otherwise, the bid price is used. Russian corporate bonds are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities with maturities of less than one year are recorded in current marketable securities based on quoted prices on the Russian Trading System. The cost of securities sold is based on the weighted-average method. Unrealized gains and unrealized losses for corporate bonds are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at June 30, 2006 and December 31, 2005. Unrealized gains and losses recorded on Russian government securities are presented for the three and six months ended June 30, 2006 and 2005. Cumulative unrealized gains and losses on Russian corporate bonds, before deferred taxes and minority interest, are recorded at June 30, 2006 and December 31, 2005 in other comprehensive income and are presented in the table below.

Balances of Current Marketable Securities

	June 30, 2006	December 31, 2005
	(In Thousands)
Russia (trading)	$2,902	$3,424
Russia (available-for-sale)	786	3,126
United States (held-to-maturity)	186	3,635

Total Marketable Securities	$3,874	$10,185

Net Unrealized Losses on Russian Federal and Municipal Government Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Gross Unrealized Gains	$8	$60	$50	$188
Gross Unrealized Losses	(51)	(185)	(71)	(275)

Net Unrealized Losses	$(43)	$(125)	$(21)	$(87)

Cumulative Unrealized Gains (Losses) on Russian Corporate Bonds Recorded in Other Comprehensive Income

	June 30, 2006	December 31, 2005
	(In Thousands)
Gross Unrealized Gains	$20	$53
Gross Unrealized Losses	(1)	(29)

Net Unrealized Gains	$19	$24

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

Set forth in the following tables are the balances of long-term marketable securities, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at June 30, 2006 and December 31, 2005:

Balance of Long-term Marketable Securities Classified as Available-for-sale

	June 30, 2006	December 31, 2005
	(In Thousands)
Equity Securities	$21,449	$17,103
Corporate Bonds	12,882	11,042

Total Marketable Securities	$34,331	$28,145

Cumulative Unrealized Gains and Losses Recorded in Other Comprehensive Income

	June 30, 2006	December 31, 2005
	(In Thousands)
Equity Securities
Gross Unrealized Gains	$15,910	$13,874
Gross Unrealized Losses	(80)	—

Net Unrealized Gains	$15,830	$13,874

Corporate Bonds
Gross Unrealized Gains	$136	$—
Gross Unrealized Losses	(117)	(207)

Net Unrealized Gains (Losses)	$19	$(207)

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 75% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the six months ended June 30, 2006, and approximately 68% of Harbor Global’s total revenue during the same period.

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

(4) CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2006 and 2005, the Company reported changes in shareholders’ equity as follows:

	THREE MONTHS ENDED JUNE 30,
	2006		2005
	(In Thousands)
Net (Loss) Income		$(1,267)		$18
Other Comprehensive Income
Holding Gain	382		1,515
Reclassification Adjustment	(621)		(2,517)

Net Unrealized Losses on Marketable Securities
(Net of deferred taxes of ($145,000) and ($496,000) and minority interest of ($212,000) and ($563,000) for the three months ended June 30, 2006 and 2005, respectively)		(239)		(1,002)

Total Comprehensive Loss		$(1,506)		$(984)
Additional Paid In Capital		—		(25)

Change in Shareholder’s Equity		$(1,506)		$(1,009)

	SIX MONTHS ENDED JUNE 30,
	2006		2005
	(In Thousands)
Net Loss		$(1,188)		$(482)
Other Comprehensive Income
Holding Gain (Loss)	2,427		2,785
Reclassification Adjustment	(1,572)		(3,598)

Net Unrealized Gains (Losses) on Marketable Securities
(Net of deferred taxes of $520,000 and ($402,000) and minority interest of $801,000 and $445,000 for the six months ended June 30, 2006 and 2005, respectively)		855		(813)

Total Comprehensive Loss		$(333)		$(1,295)
Additional Paid In Capital		—		(25)

Change in Shareholder’s Equity		$(333)		$(1,320)

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

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of June 30, 2006:

Year Ending December 31,

2006	2,896,779
2007	4,557,616
2008	3,484,291
2009	1,386,115
2010	652,860
Beyond	—

Total minimum future rental income	$12,977,661

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

Contingent rental income for the three and six months ended June 30, 2006 was approximately $50,000, and $95,000, respectively. Contingent rental income for the three and six months ended June 30, 2005 was approximately $46,000, and $90,000, respectively.

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

The Company incurred management fee expenses of approximately $537,000, and $580,000 for the three months ended June 30, 2006, and 2005, respectively, related to the reimbursement of expenses. For the six months ended June 30, 2006 and 2005, the Company incurred management fee expenses of approximately $1,370,000 and $1,375,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $364,000 and $373,000 were outstanding at June 30, 2006 and 2005, respectively.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended June 30, 2006
Gross Revenues	$2,771	$354	$—	$3,125
Elimination of Intersegment Revenues	—	(38)	—	(38)

Net Revenues	$2,771	$316	$—	$3,087

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	(493)	(298)	43	(748)

Provision for Income Taxes	(193)	(34)	—	(227)

Minority Interest Expense	(359)	—	—	(359)

Equity Gain on Venture Capital Investment	—	—	67	67

Net Income (Loss)	$(1,045)	$(332)	$110	$(1,267)

Depreciation and Amortization	$319	$8	$—	$327

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended June 30, 2005
Gross Revenues and Sales	$2,853	$297	$155	$3,305
Elimination of Intersegment Revenues	—	—	(155)	(155)

Net Revenues and Sales	$2,853	$297	$—	$3,150

Income before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	966	253	102	1,321

Provision for Income Taxes	(449)	(103)	(1)	(553)

Minority Interest Expense	(744)	—	—	(744)

Equity Loss on Venture Capital Investment	—	—	(6)	(6)

Net (Loss) Income	$(227)	$150	$95	$18

Depreciation and Amortization	$243	$198	$—	$441

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the six months ended June 30, 2006
Gross Revenues	$5,658	$663	$—	$6,321
Elimination of Intersegment Revenues	—	(76)	—	(76)

Net Revenues	$5,658	$587	$—	$6,245

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	1,043	(492)	88	639

Provision for Income Taxes	(709)	(7)	—	(716)

Minority Interest Expense	(1,195)	—	—	(1,195)

Equity Gain on Venture Capital Investment	—	—	84	84

Net (Loss) Income	$(861)	$(499)	$172	$(1,188)

Depreciation and Amortization	$632	$13	$—	$645

Total Assets	$95,596	$329	$4,187	$100,112

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the six months ended June 30, 2005
Gross Revenues and Sales	$5,474	$551	$309	$6,334
Elimination of Intersegment Revenues	(1)	—	(309)	(310)

Net Revenues and Sales	$5,473	$551	$—	$6,024

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	2,314	(31)	189	2,472

Provision for Income Taxes	(1,267)	(104)	(62)	(1,433)

Minority Interest Expense	(1,501)	—	—	(1,501)

Equity Loss on Venture Capital Investment	—	—	(20)	(20)

Net Loss	$(454)	$(135)	$107	$(482)

Depreciation and Amortization	$494	$210	$—	$704

Total Assets	$86,259	$925	$8,052	$95,236

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

Long-term marketable securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds, held in the portfolio of the PIOGLOBAL Real Estate Investment Fund. Russian corporate bonds and investments in unit fund and trust management accounts are characterized as available-for-sale and recorded at fair value based on quoted market prices pursuant to SFAS No. 115. The equity securities are also classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In determining fair value, individual equity securities must first satisfy certain trading volume and bid-ask spread criteria established by management to demonstrate that there is sufficient breadth and scope in the market for that security. Equity securities that satisfy these criteria are recorded in long-term marketable securities based on the quoted price in the Russian Trading System. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other-than-temporary impairment. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses are recorded net of deferred taxes and minority interest in shareholders equity as other comprehensive income in the Consolidated Balance Sheets. Realized gains or losses and any other-than-temporary declines in value are reported in other income in the Consolidated Statements of Operations.

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and six months ended June 30, 2006 and 2005, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Future Operating Results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Consolidated Operations.

Harbor Global reported a net loss of $1.3 million ($0.22 per share) on revenues of $3.1 million for the second quarter of 2006 compared to breaking even on revenues of $3.2 million in the second quarter of 2005. The $1.3 million decrease in net income during the second quarter of 2006 compared to the second quarter of 2005 was attributable primarily to a $1.0 million decrease in realized portfolio gains and a $0.2 million increase in dividend withholding taxes.

For the six months ended June 30, 2006, the Company reported a net loss of $1.2 million ($0.21 per share) on revenues of $6.2 million compared to a net loss of $0.5 million ($0.09 per share) on revenues of $6.0 million for the six months ended June 30, 2005. The $0.7 million increase in net losses was attributable primarily to a $1.0 million decrease in realized portfolio gains offset by a $0.3 million increase in management fee revenue.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three and six months ended June 30, 2006 and 2005:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
BUSINESS SEGMENT	2006	2005	2006	2005	2006	2005	2006	2005
Russian Real Estate Management and Investment Management Operations	$2.8	$2.9	$(1.1)	$(0.2)	$5.7	$5.4	$(0.9)	$(0.5)
Real Estate Management Operations	0.3	0.3	(0.3)	0.1	0.5	0.6	(0.5)	(0.1)
Other	—	—	0.1	0.1	—	—	0.2	0.1

Totals	$3.1	$3.2	(1.3)	—	$6.2	$6.0	$(1.2)	$(0.5)

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $1.1 million for the second quarter of 2006 compared to a net loss of $0.2 million for the second quarter of 2005. The $0.9 million increase in net losses during the second quarter of 2006 compared to the second quarter of 2005 was attributable principally to a $0.6 million decrease in realized portfolio gains, a $0.2 million increase in advertising expense and a $0.2 million increase in dividend withholding taxes offset by a $0.1 million increase in management fee revenue.

During the six months ended June 30, 2006, the Russian real estate management and investment management business reported a net loss of $0.9 million compared to a net loss of $0.5 million for the comparable period in 2005. The $0.4 million increase in net losses was attributable principally to a $0.6 million decrease in realized portfolio gains and a $0.2 million increase in dividend withholding taxes offset partially by a $0.3 million increase in management fee revenue.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at June 30, 2006 and 2005 are set forth on the following table:

	June 30,
	2006	2005
	(IN MILLIONS)
Open-end Unit Funds	$78.0	$63.6
Interval Funds	6.3	3.8
Trust Management	83.4	55.8

Assets under management	$167.7	$123.2

Real Estate Management Operations.

The real estate management operations recorded a net loss of $0.3 million for the second quarter of 2006 compared to net income of $0.1 million in the second quarter of 2005. For the six months ended June 30, 2006 the real estate management operations reported a net loss of $0.5 million compared to a net loss of $0.1 million for the six months ended June 30, 2005. For both the three and six months ended June 30, 2005, the real estate management operations recorded a realized portfolio gain of $0.4 million on the sale of marketable securities.

Other.

Harbor Global’s other operations reported net income of $0.1 million for both the three months ended June 30, 2006 and June 30, 2005, representing interest income for both periods. For the six months ended June 30, 2006, Harbor Global’s other operations reported net income of $0.2 million compared to net income of $0.1 million for the six months ended June 30, 2005. The $0.1 million increase in income was due to an unrealized gain of $0.1 million recorded on the Company’s remaining investment in the Prospect Poland Fund.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents, and marketable securities maintained for general corporate purposes were $3.6 million as of June 30, 2006. This amount represents an approximately $2.3 million decrease from the 2005 fiscal year end. The decrease in cash and cash equivalents, and marketable securities is attributable principally to the funding of operations and the settlement of year end accruals. Management believes that the cash available for general corporate purposes, after considering future dividends from subsidiaries, is sufficient to fund operations over the next two years.

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

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of cash and cash equivalents at June 30, 2006 and December 31, 2005 was approximately $3.3 million and $1.2 million, respectively, and the balance of marketable securities at June 30, 2006 and December 31, 2005 was approximately $0.2 million and $7.1 million, respectively. Earnings from excess cash invested were approximately $0.1 million for the six months ended June 30, 2006. Based on excess cash invested at June 30, 2006, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily contracts for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. For the three months ended June 30, 2006 the Company reported net currency exchange gains of approximately $394,000 compared to net currency exchange losses of approximately $428,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company reported net currency exchange gains of approximately $952,000 compared to net currency exchange losses of $453,000 for the six months ended June 30, 2005.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at June 30, 2006 and December 31, 2005.

	(IN THOUSANDS)
	June 30, 2006	December 31, 2005
Monetary Assets
Cash and Cash Equivalents	$12,986	$11,825
Restricted Cash	16,332	13,145
Securities Held for Sale	38,236	33,935
Other	2,886	3,211

	$70,440	$62,116

Monetary Liabilities
Dividend Payable	$16,332	$13,145
Taxes Payable	602	76
Deferred Taxes	3,789	3,439
Other	2,712	571

	$23,435	$17,231

Net Position	$47,005	$44,885

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $8,000 and $20,000 in the first half of 2006 and 2005, respectively, reflecting the Company’s proportional share of operating expenses. Additionally, during the first half of 2006, the Company recorded an unrealized gain of approximately $92,000 on its remaining investment.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2006 and December 31, 2005, the fair value of equity investments contained in long-term marketable securities aggregated approximately $21.3 million and $17.1 million, respectively. PIOGLOBAL Real Estate Investment Fund recorded unrealized gains after deferred taxes and after minority interest of approximately $6.1 million and $5.5 million at June 30, 2006 and December 31, 2005, respectively, as a separate component of shareholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and is accumulated and communicated to such officers to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an office building located in Moscow, Russia. During the second quarter of 2006, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 68% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for 98% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 75% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

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

Dated: July 31, 2006

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