Form 10-Q
period 2006-09-30
HARBOR GLOBAL CO LTD
filed 2006-11-14
CIK 1116616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 27, 2006, the registrant had 5,673,311 common shares, par value $.0025 per share, issued and outstanding.

HARBOR GLOBAL COMPANY LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Cash and Cash Equivalents	$11,209	$17,064
Restricted Cash	16,494	13,145
Marketable Securities	3,051	10,185
Accounts Receivable	1,395	1,460
Prepaid Expenses	1,765	1,987
Other Current Assets	7	7

Total Current Assets	33,921	43,848

Polish Venture Capital Investment	221	208
Marketable Securities	43,128	28,145
Long-term Investments	223	826
Building, Net of Accumulated Depreciation	21,397	21,548
Other Long-term Assets	1,247	1,477
Goodwill	1,253	1,253

Total Assets	$101,390	$97,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$1,136	$1,053
Dividend Payable	16,494	13,145
Accrued Expenses	772	543
Accrued Fees Payable to Calypso Management	546	714
Deferred Income	1,394	810
Foreign Taxes Payable	292	76
Deferred Taxes	73	217

Total Current Liabilities	20,707	16,558

Deferred Taxes	4,078	3,286

Total Liabilities	24,785	19,844

Minority Interest	30,644	30,484

SHAREHOLDERS’ EQUITY

Common shares, par value $.0025 per share; authorized 48,000,000 shares; 5,673,311 shares issued and outstanding as of September 30, 2006 and December 31, 2005	14	14
Preferred shares, par value $.01 per share; authorized 1,000,000 shares; none issued	—	—
Paid-in Capital	47,481	47,512
Accumulated Deficit	(8,259)	(5,993)
Other Comprehensive Income
Net Unrealized Gains on Available-for-Sale Marketable Securities	6,725	5,444

Total Shareholders’ Equity	45,961	46,977

Total Liabilities and Shareholders’ Equity	$101,390	$97,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues:
Real Estate Revenue	$2,139	$2,127	$6,391	$6,349
Management Fee Income	641	687	1,914	1,670
Other Income	497	383	1,217	1,201

Total Revenues	3,277	3,197	9,522	9,220

Operating Expenses:
Salary and Benefit Expenses	(1,128)	(1,174)	(3,751)	(3,601)
Facility Expenses	(376)	(374)	(1,125)	(1,106)
Building and Property Management Expenses	(554)	(568)	(1,667)	(1,787)
Management Fee Expense	(582)	(586)	(1,952)	(1,962)
Operating Taxes	(327)	(311)	(1,386)	(1,047)
Advertising Expense	(166)	(234)	(1,012)	(746)
Translation Gain (Loss)	171	228	1,123	(225)
Legal Expenses	(615)	(415)	(1,180)	(537)
Other Expenses, Net	(906)	(733)	(2,510)	(2,380)

Total Operating Expenses	(4,483)	(4,167)	(13,460)	(13,391)

Operating Loss	(1,206)	(970)	(3,938)	(4,171)

Other Income (Expense):
Unrealized Gains (Losses) on Equity and Fixed Income Securities	21	(3)	—	(90)
Realized (Losses) Gains on Equity and Fixed Income Securities	(128)	933	2,258	5,778
Interest Income	655	409	1,661	1,323

Total Other Income, Net	548	1,339	3,919	7,011

(Loss) Income from Operations before Provision for Income Taxes, Minority Interest and Equity Gain (Loss) On Investment	(658)	369	(19)	2,840
Provision for Income Taxes	(228)	(522)	(945)	(1,955)

(Loss) Income from Operations before Minority Interest and Equity (Loss) Gain on Investment	(886)	(153)	(964)	885
Minority Interest Expense	(121)	(224)	(1,316)	(1,725)
Equity (Loss) Gain on Venture Capital Investment	(70)	(5)	14	(25)

Net Loss	$(1,077)	$(382)	$(2,266)	$(865)

Loss Per Share:
Basic and Diluted Loss Per Share	$(0.19)	$(0.07)	$(0.40)	$(0.15)

Weighted Average Basic and Diluted Shares Outstanding	5,673	5,667	5,673	5,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(2,266)	$(865)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities —
Depreciation and Amortization	931	1,003
Unrealized and Realized Gains on Marketable Securities, and Long-term Investments, Net	(2,258)	(5,688)
Translation Loss (Gain)	1,644	(317)
Minority Interest	1,316	1,725
Equity (Gain) Loss on Venture Capital Investment	(14)	25
Purchase of Trading Securities	(11,481)	(8,591)
Proceeds from Sale of Trading Securities	14,778	11,864
Changes in Operating Assets and Liabilities —
Accounts Receivable	66	(334)
Other Assets	368	(519)
Accounts Payable	108	(533)
Accrued Expenses	61	(217)
Deferred Income	584	(164)
Foreign Taxes Payable and Deferred Taxes	72	431

Total Adjustments and Changes in Operating Assets and Liabilities	6,175	(1,315)

Net Cash Provided By (Used in) Operating Activities	3,909	(2,180)

Cash Flows from Investing Activities:
Building Improvements	(342)	(276)
Purchase of Long-term Investments and Marketable Securities	(65,507)	(34,372)
Purchase of Other Long-term Assets	(92)	(75)
Proceeds from Sale of Long-term Investments and Marketable Securities	60,433	47,354
Restricted Cash for Minority Dividends	(3,348)	(246)

Net Cash (Used In) Provided by Investing Activities	(8,856)	12,385

Cash Flows from Financing Activities:
Dividends Paid to Minority Interest	(30)	(39)
Purchase of Restricted Stock	(56)	—
Subsidiary Level Treasury Stock Repurchase	—	(1)

Net Cash Used In Financing Activities	(86)	(40)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,033)	10,165

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(822)	97

Cash and Cash Equivalents, Beginning of Period	17,064	7,754

Cash and Cash Equivalents, End of Period	$11,209	$18,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

HARBOR GLOBAL COMPANY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2006

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

The Company’s primary assets as of September 30, 2006 by segment consist of the following:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other:

•	approximately $4.6 million in cash and cash equivalents held directly by Harbor Global

•	an approximately 8% limited partnership interest in the Prospect Poland Fund

Harbor Global seeks to liquidate its assets in a timely fashion on economically advantageous terms and continues to operate its assets as going concern businesses until they are liquidated. Harbor Global’s memorandum of association dated May 22, 2000 provides that the liquidation of its assets must be completed upon the earlier of October 24, 2005, the fifth anniversary of the date of the Spin-off, or the distribution by Harbor Global of all its assets to its shareholders. Pursuant to the Company’s memorandum of association, on October 18, 2004, the Harbor Global board of directors (“Board of Directors”) unanimously authorized the Company to continue to operate its assets for an additional one-year period, or until October 24, 2006, unless and until the Company had distributed all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981. On October 18, 2006, the Board of Directors, pursuant to Harbor Global’s memorandum of association, approved the Company continuing to operate its assets for an additional one year period or until October 24, 2007 (the “Extension”), unless and until the Company earlier distributes all of its assets to its shareholders to the extent permitted by the Bermuda Companies Act of 1981, and subject to the consummation of the proposed amalgamation of the Company with Namredips Ltd., which amalgamation is referred to below. Pursuant to Harbor Global’s memorandum of association, if the Company has not liquidated all of its assets before October 24, 2007, the Board of Directors, in its discretion, may authorize the Company to continue to operate its assets for an additional one-year period.

On August 18, 2006, the Company entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Isvias Trading Limited, a company incorporated under the laws of the Republic of Cyprus (“Buyer”), and Namredips Ltd., a Bermuda company and a wholly owned subsidiary of Buyer (“Newco”), pursuant to which the Company will amalgamate with Newco (the “Amalgamation”), and as a result of the amalgamation, the Company and Newco will continue as one company incorporated under the laws of Bermuda as a wholly owned subsidiary of Buyer. Pursuant to the Amalgamation Agreement and subject to the terms and conditions thereof, at the effective time of the Amalgamation, the Company’s issued and outstanding common shares will be cancelled and extinguished and converted into the right to receive $11.5663 per share in cash, without interest. The Amalgamation Agreement has been approved by the Board of Directors. Consummation of the Amalgamation is subject to the satisfaction or waiver of certain conditions, including approval of the Amalgamation by the shareholders of Harbor Global. A special general meeting of Harbor Global’s shareholders has been scheduled to be held on November 13, 2006 for consideration and vote on the proposed Amalgamation. The Company expects the transaction to close in the fourth quarter of 2006. The foregoing description of the Amalgamation Agreement is only a summary and is qualified in its entirety by the Amalgamation Agreement, a copy of which was filed as an exhibit to the Company’s Current Report on Form 8-K dated August 18, 2006 and filed with the Securities and Exchange Commission on the same date. For further information regarding the Amalgamation and the Amalgamation Agreement, please refer to the Company’s definitive proxy statement which was filed with the Securities and Exchange Commission on October 10, 2006.

As a result of the Extension, the term of the Company’s amended and restated administration and liquidation agreement with Calypso Management LLC (“Calypso Management”) was automatically extended until the earlier of (i) October 24, 2007, (ii) the date the Company is liquidated or (iii) the date of termination of the amended and restated administration and liquidation agreement, pursuant to Section 1 of the amendment to the amended and restated administration and liquidation agreement contemplated to be entered into between the Company and Calypso Management pursuant to the Amalgamation Agreement, subject to the Company and Calypso Management entering into such amendment (such earliest date, the “Termination Date”). In addition, in connection with the Extension, the term of the employment agreement between Calypso Management and Mr. Stephen G. Kasnet, the President and Chief Executive Officer of Harbor Global and Calypso Management was extended until the Termination Date.

BASIS OF PRESENTATION

The interim financial data included as part of this Quarterly Report on Form 10-Q is unaudited. However, in the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial position of the Company as of September 30, 2006 and the results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 and cash flows of the Company for the nine months ended September 30, 2006 and 2005. Results for interim periods may not be necessarily indicative of the results to be expected for the year. The interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) filed with the Securities and Exchange Commission on March 16, 2006.

Since Harbor Global is a Bermuda limited duration company, the Company expects that for United States federal income tax purposes it will be taxed as a partnership, and as a result, virtually all United States federal income tax expenses have been and will be borne by its shareholders. The provision for income taxes includes United States federal income tax expense of approximately $7,000 for the nine months ended September 30, 2006. On April 12, 2004, Pioglobal First Russia, Inc., an indirect subsidiary of the Company, through which a portion of the Company’s Russian real estate management and investment management operations are conducted, converted from a Delaware corporation into a Delaware limited liability company, Pioglobal First Russia, LLC (“Pioglobal First Russia”). As a result of the conversion, the Company expected to indirectly (through Pioglobal First Russia) incur a United States federal income tax liability of approximately $1,061,000. Based on the final federal tax return filed during the third quarter of 2005, the actual federal income tax due was $733,550. Accordingly, the Company recorded a credit of approximately $327,000 in its provision for income taxes in the third quarter of 2005. The provision also includes United States federal income tax expense of approximately $34,000 and $96,000 for the three and nine months ended September 30, 2005, respectively.

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

Set forth in the following tables are the balances of marketable securities, segregated between United States Treasury obligations and Russian obligations at September 30, 2006 and December 31, 2005. Unrealized gains and losses recorded on Russian government securities are presented for the three and nine months ended September 30, 2006 and 2005. Cumulative unrealized gains and losses on Russian corporate bonds, before deferred taxes and minority interest, are recorded at September 30, 2006 and December 31, 2005 in other comprehensive income and are presented in the table below.

Balances of Current Marketable Securities

	September 30, 2006	December 31, 2005
	(In Thousands)
Russia (trading)	$—	$3,424
Russia (available-for-sale)	3,051	3,126
United States (held-to-maturity)	—	3,635

Total Marketable Securities	$3,051	$10,185

Net Unrealized Gains (Losses) on Russian Federal and Municipal Government Securities Recorded in the Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Gross Unrealized Gains	$(50)	$104	$—	$292
Gross Unrealized Losses	71	(107)	—	(382)

Net Unrealized Gains (Losses)	$21	$(3)	$—	$(90)

Cumulative Unrealized Gains (Losses) on Russian Corporate Bonds Recorded in Other Comprehensive Income

	September 30, 2006	December 31, 2005
	(In Thousands)
Gross Unrealized Gains	$—	$53
Gross Unrealized Losses	(14)	(29)

Net Unrealized (Losses) Gains	$(14)	$24

LONG-TERM MARKETABLE SECURITIES

Long-term Marketable Securities consist primarily of Russian equity and fixed income securities, including Russian corporate bonds held in the portfolio of the PIOGLOBAL Real Estate Investment Fund.

Equity securities and corporate bonds are classified as available-for-sale and recorded at fair value pursuant to SFAS No. 115. In this regard, such securities are recorded in long-term marketable securities based on quoted prices on the Russian Trading System. The cost of securities sold is based on the weighted-average method. Dividend income received on investments is recognized on a cash basis. Unrealized gains and unrealized losses for equity securities and corporate bonds are recorded net of deferred taxes and minority interest in other comprehensive income.

Set forth in the following tables are the balances of long-term marketable securities, as well as cumulative unrealized gains and losses, before deferred taxes and minority interest, recorded in other comprehensive income at September 30, 2006 and December 31, 2005:

Balance of Long-term Marketable Securities Classified as Available-for-sale

	September 30, 2006	December 31, 2005
	(In Thousands)
Equity Securities	$27,382	$17,103
Corporate Bonds	15,746	11,042

Total Marketable Securities	$43,128	$28,145

Cumulative Unrealized Gains and Losses Recorded in Other Comprehensive Income

	September 30, 2006	December 31, 2005
	(In Thousands)
Equity Securities
Gross Unrealized Gains	$17,731	$13,874
Gross Unrealized Losses	(733)	—

Net Unrealized Gains	$16,998	$13,874

Corporate Bonds
Gross Unrealized Gains	$89	$—
Gross Unrealized Losses	(97)	(207)

Net Unrealized Losses	$(8)	$(207)

BUILDING

The building represents an office building in Moscow, Russia, the Meridian Commercial Tower. The Meridian Commercial Tower is carried at cost and is being depreciated on a straight-line basis over 40 years. Building improvements are depreciated on a straight-line basis over either five or ten years. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of Meridian Commercial Tower. Meridian Commercial Tower lease revenues accounted for approximately 73% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations during the nine months ended September 30, 2006, and approximately 67% of Harbor Global’s total revenue during the same period.

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

(4) CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2006 and 2005, the Company reported changes in shareholders’ equity as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(In Thousands)
Net Loss	$(1,077)	$(382)
Other Comprehensive Income
Holding Gain	470	2,233
Reclassification Adjustment	(44)	(736)

Net Unrealized Gains on Marketable Securities
(Net of deferred taxes of ($269,000) and ($496,000) and minority interest of ($414,000) and ($563,000) for the three months ended September 30, 2006 and 2005, respectively)	426	1,497

Total Comprehensive (Loss) Gain	$(651)	$1,115
Additional Paid In Capital	(31)	—

Change in Shareholder’s Equity	$(682)	$1,115

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(In Thousands)
Net Loss	$(2,266)	$(865)
Other Comprehensive Income
Holding Gain	2,898	5,018
Reclassification Adjustment	(1,617)	(4,334)

Net Unrealized Gains on Marketable Securities
(Net of deferred taxes of $789,000 and ($402,000) and minority interest of $1,215,000 and $445,000 for the nine months ended September 30, 2006 and 2005, respectively)	1,281	684

Total Comprehensive Loss	$(985)	$(181)
Additional Paid In Capital	(31)	(25)

Change in Shareholder’s Equity	$(1,016)	$(206)

(5) LEASING ARRANGEMENTS

The Meridian Commercial Tower is an 18-story, 20,707 square meter office building in Moscow, Russia. The Meridian Commercial Tower is managed by PREA, L.L.C. (“PREA”) and occupied primarily by United States and European corporate tenants or their Russian subsidiaries. PREA leases the building from the PIOGLOBAL Real Estate Investment Fund under a master lease agreement and in turn, subleases the premises to tenants. Generally, the tenant subleases have terms ranging from approximately eleven months to approximately seven years and three months and annual base rent ranging from approximately $167 to approximately $600 per square meter. In addition to base rent, each tenant pays a pro rata share of the operating expenses relating to the building, including utilities, maintenance expenses, management expenses (including fees payable to PREA for management of the building pursuant to the master lease agreement with PIOGLOBAL Real Estate Investment Fund), license fees, insurance premiums and taxes, other than income taxes relating to PREA. In addition, a small number of subtenants also pay additional contingent rent based on gross revenues and other financial measures. Rent and operating expenses are typically payable quarterly at the beginning of the applicable calendar quarter.

The following is a schedule by year of minimum future rental income on noncancellable operating subleases as of September 30, 2006:

Year Ending December 31,

2006	1,566,555
2007	5,324,672
2008	3,552,756
2009	1,494,975
2010	807,660
Beyond	—

Total minimum future rental income	$12,746,618

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

Contingent rental income for the three and nine months ended September 30, 2006 was approximately $53,000, and $147,000, respectively. Contingent rental income for the three and nine months ended September 30, 2005 was approximately $47,000, and $138,000, respectively.

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

If consummated, the Amalgamation will constitute a Deemed Sale, and accordingly, Calypso Management will be entitled to receive a cash payment in the amount of $5,380,783 pursuant to the compensation schedule included in the amended and restated administration and liquidation agreement. With respect to ongoing asset sales, Harbor Global accrues management fees at the earlier of (1) the formal declaration by the Board of Directors of a distribution and (2) the time when a distributable amount is estimable following the sale or liquidation of an asset. Harbor Global will also accrue management fees when a distribution to Calypso Management is triggered following a Deemed Sale of the Company or a change in control as defined in the amended and restated administration and liquidation agreement.

The Company incurred management fee expenses of approximately $582,000, and $586,000 for the three months ended September 30, 2006, and 2005, respectively, related to the reimbursement of expenses. For the nine months ended September 30, 2006 and 2005, the Company incurred management fee expenses of approximately $1,952,000 and $1,962,000, respectively related to the reimbursement of expenses incurred by Calypso Management. Of this management fee, approximately $546,000 and $559,000 were outstanding at September 30, 2006 and 2005, respectively.

Calypso Management pays the rent on behalf of the Company for its offices at One Faneuil Hall Marketplace, Boston, Massachusetts and is reimbursed by the Company pursuant to the administration and liquidation agreement.

Pursuant to the Amalgamation Agreement, Buyer will pay Calypso Management $1,992,000 for Calypso Management to fund post-closing obligations of Buyer, the amalgamated company and their affiliates, including purchasing a tail insurance policy, paying pro rata accrued employee bonuses, preparing closing financial statements and preparing and distributing Schedule K-1s for applicable shareholders. During a post-closing period expected to last approximately two months, the funds from this payment will also be used for normal employee compensation and benefits for Calypso Management employees in connection with Calypso Management’s performance of these services, as well as for rent and other operational costs. Pursuant to the amendment to the amended and restated administration and liquidation agreement contemplated to be entered into between the Company and Calypso Management pursuant to the Amalgamation Agreement, Calypso Management will be obligated to pay, or to cause to be paid, out of those funds, amounts for those post-closing obligations in the ordinary course of business. Under that contemplated amendment, the Company will be obligated to indemnify Calypso Management and its members, officers and employees for certain costs, expenses and liabilities in connection with providing these services. In addition, prior to the closing of the Amalgamation, the Company will pay to Calypso Management $319,000 for certain operating expenses that will accrue up to the closing of the Amalgamation.

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

(7) INDEMNIFICATION CONTRACTS

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Currently, there are no suits pending under the indemnification or other provisions of the Distribution Agreement.

(8) SUBSEQUENT EVENTS

On October 18, 2006, the Board of Directors of the Company, pursuant to the Company’s memorandum of association, approved the Company continuing to operate its assets for an additional one-year period or until October 24, 2007 (the “Extension”), unless and until the Company earlier distributes all of its assets to its shareholders to the extent permitted by the Companies Act 1981 of Bermuda, and subject to the consummation of the proposed amalgamation of the Company with Newco contemplated by and in accordance with the terms and conditions of the Transaction Agreement and the Amalgamation Agreement, dated as of August 18, 2006, between the Company and Newco.

In addition, pursuant to the Letter Agreement, as a result of the Extension, the term of the Administration and Liquidation Agreement was automatically extended until the Termination Date.

The Company’s lease for its principal executive offices in Boston, Massachusetts expired on October 15, 2006. However, the landlord for this space has agreed to allow Calypso Management to continue to lease the space on behalf of Calypso Management and the Company through December 31, 2006.

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

The Company derives its revenues from the following products and services by segment:

•	Russian Real Estate Management and Investment Management Operations: investment advisory and management services

•	Real Estate Management Operations: real estate management services, including property management and advisory services

•	Other

SEGMENT DISCLOSURES

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2006
Gross Revenues	$3,036	$279	$—	$3,315
Elimination of Intersegment Revenues	—	(38)	—	(38)

Net Revenues	$3,036	$241	$—	$3,277

(Loss) Income before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	(444)	(262)	48	(658)
Provision for Income Taxes	(228)	—	—	(228)
Minority Interest Expense	(121)	—	—	(121)
Equity Loss on Venture Capital Investment	—	—	(70)	(70)

Net Loss	$(793)	$(262)	$(22)	$(1,077)

Depreciation and Amortization	$277	$9	$—	$286

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the three months ended September 30, 2005
Gross Revenues and Sales	$2,886	$311	$155	$3,352
Elimination of Intersegment Revenues	—	—	(155)	(155)

Net Revenues and Sales	$2,886	$311	$—	$3,197

Income before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	416	(152)	105	369
Provision for Income Taxes	(497)	23	(48)	(522)
Minority Interest Expense	(224)	—	—	(224)
Equity Loss on Venture Capital Investment	—	—	(5)	(5)

Net (Loss) Income	$(305)	$(129)	$52	$(382)

Depreciation and Amortization	$293	$6	$—	$299

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2006
Gross Revenues	$8,694	$942	$—	$9,636
Elimination of Intersegment Revenues	—	(114)	—	(114)

Net Revenues	$8,694	$828	$—	$9,522

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	599	(755)	137	(19)
Provision for Income Taxes	(938)	(7)	—	(945)
Minority Interest Expense	(1,316)	—	—	(1,316)
Equity Gain on Venture Capital Investment	—	—	14	14

Net (Loss) Income	$(1,655)	$(762)	$151	$(2,266)

Depreciation and Amortization	$909	$22	$—	$931

Total Assets	$95,837	$424	$5,129	$101,390

	Russian Real Estate Management And Investment Management Operations	Real Estate Management Operations	Other	Total
As of and for the nine months ended September 30, 2005
Gross Revenues and Sales	$8,359	$862	$464	$9,685
Elimination of Intersegment Revenues	(1)	—	(464)	(465)

Net Revenues and Sales	$8,358	$862	$—	$9,220

Income (Loss) before Provision for Income Taxes, Minority Interest, and Equity Loss on Investment	2,730	(184)	294	2,840
Provision for Income Taxes	(1,765)	(81)	(109)	(1,955)
Minority Interest Expense	(1,725)	—	—	(1,725)
Equity Loss on Venture Capital Investment	—	—	(25)	(25)

Net Loss	$(760)	$(265)	$160	$(865)

Depreciation and Amortization	$985	$18	$—	$1,003

Total Assets	$87,984	$575	$7,816	$96,375

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

OVERVIEW

The Consolidated Financial Statements of Harbor Global’s principal operations include its Russian real estate management and investment management operations, real estate management operations and other operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in three sections: Results of Operations for the three and nine months ended September 30, 2006 and 2005, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Future Operating Results.

On August 18, 2006, the Company entered into an Amalgamation Agreement with Isvias Trading Limited, a company incorporated under the laws of the Republic of Cyprus (“Buyer”), and Namredips Ltd., a Bermuda company and a wholly owned subsidiary of Buyer (“Newco”), pursuant to which the Company will amalgamate with Newco (the “Amalgamation”), and as a result of the amalgamation, the Company and Newco will continue as one company incorporated under the laws of Bermuda as a wholly owned subsidiary of Buyer. Pursuant to the Amalgamation Agreement and subject to the terms and conditions thereof, at the effective time of the Amalgamation, the Company’s issued and outstanding common shares will be cancelled and extinguished and converted into the right to receive $11.5663 per share in cash, without interest. The Amalgamation Agreement has been approved by the Board of Directors. Consummation of the Amalgamation is subject to the satisfaction or waiver of certain conditions, including approval of the Amalgamation by the shareholders of Harbor Global. A special general meeting of Harbor Global’s shareholders has been scheduled to be held on November 13, 2006 for consideration and vote on the proposed Amalgamation. The Company expects the transaction to close in the fourth quarter of 2006. The foregoing description of the Amalgamation Agreement is only a summary and is qualified in its entirety by the Amalgamation Agreement, a copy of which was filed as an exhibit to the Company’s Current Report on Form 8-K dated August 18,

2006 and filed with the Securities and Exchange Commission on the same date. For further information regarding the Amalgamation and the Amalgamation Agreement, please refer to the Company’s definitive proxy statement which was filed with the Securities and Exchange Commission on October 10, 2006.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Consolidated Operations.

Harbor Global reported a net loss of $1.1 million ($0.19 per share) on revenues of $3.3 million for the third quarter of 2006 compared to a loss of $0.4 million ($0.07 per share) on revenues of $3.2 million in the third quarter of 2005. The $0.7 million increase in net losses during the third quarter of 2006 compared to the third quarter of 2005 was attributable primarily to the $0.3 million credit recorded in the Company’s provision for income taxes in the third quarter of 2005 related to the conversion of Pioglobal First Russia from a Delaware corporation into a Delaware limited liability company and a $0.2 million increase in legal expenses in connection with the proposed amalgamation transaction.

For the nine months ended September 30, 2006, the Company reported a net loss of $2.3 million ($0.40 per share) on revenues of $9.5 million compared to a net loss of $0.9 million ($0.15 per share) on revenues of $9.2 million for the nine months ended September 30, 2005. The $1.4 million increase in net losses was attributable primarily to a $1.2 million decrease in portfolio gains, a $0.6 million increase in legal expenses in connection with the proposed amalgamation transaction and the $0.3 million credit recorded in the Company’s provision for income taxes in the third quarter of 2005 related to the conversion of Pioglobal First Russia; offset partially by a $0.8 million increase in translation gains.

Set forth on the following table are the details of revenues and net (loss) income by business segment for the three and nine months ended September 30, 2006 and 2005:

REVENUES AND NET INCOME OR LOSS

(DOLLARS IN MILLIONS)

	REVENUES		NET INCOME (LOSS)		REVENUES		NET INCOME (LOSS)
	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
BUSINESS SEGMENT	2006	2005	2006	2005	2006	2005	2006	2005
Russian Real Estate Management and Investment Management Operations	$3.0	$2.9	$(0.8)	$(0.3)	$8.7	$8.3	$(1.7)	$(0.8)
Real Estate Management Operations	0.3	0.3	(0.3)	(0.1)	0.8	0.9	(0.8)	(0.3)
Other	—	—	—	—	—	—	0.2	0.2

Totals	$3.3	$3.2	(1.1)	$(0.4)	$9.5	$9.2	$(2.3)	$(0.9)

Russian Real Estate Management and Investment Management Operations.

The Russian real estate management and investment management operations reported a net loss of $0.8 million for the third quarter of 2006 compared to a net loss of $0.3 million for the third quarter of 2005. The $0.5 million increase in net losses during the third quarter of 2006 compared to the third quarter of 2005 was attributable principally to the $0.3 million credit recorded in the Company’s provision for income taxes in the third quarter of 2005 related to the conversion of Pioglobal First Russia from a Delaware corporation into a Delaware limited liability company, a $0.1 million decrease in portfolio gains and a $0.1 million increase in corporate overhead allocations due to increased legal expenses.

During the nine months ended September 30, 2006, the Russian real estate management and investment management business reported a net loss of $1.7 million compared to a net loss of $0.8 million for the comparable period in 2005. The $0.9 million increase in net losses was attributable principally to a $0.8 million decrease in portfolio gains, a $0.4 million increase in corporate overhead allocations due to increased legal expenses, the $0.3 million credit recorded in the Company’s provision for income taxes in the third quarter of 2005 related to the conversion of Pioglobal First Russia from a Delaware corporation into a Delaware limited liability company, and a $0.3 million increase in advertising expense offset partially by a $0.8 million increase in translation gains.

PIOGLOBAL Asset Management provides management services to PIOGLOBAL Real Estate Investment Fund. PIOGLOBAL Asset Management also serves as an investment manager to three Russian open-end unit investment funds, an index interval fund and an institutional interval fund, whose assets under management at September 30, 2006 and 2005 are set forth on the following table:

	September 30,
	2006	2005
	(IN MILLIONS)
Open-end Unit Funds	$71.0	$77.0
Interval Funds	7.6	4.0
Trust Management	69.2	62.9

Assets under management	$147.8	$143.9

Real Estate Management Operations.

The real estate management operations recorded a net loss of $0.3 million for the third quarter of 2006 compared to a net loss of $0.1 million in the third quarter of 2005. The $0.2 million increase in net losses is attributable principally to a $0.1 million increase in corporate overhead allocations due to increased legal expenses and a $0.1 million increase in salary and benefit expense.

For the nine months ended September 30, 2006 the real estate management operations reported a net loss of $0.8 million compared to a net loss of $0.3 million for the nine months ended September 30, 2005. The $0.5 million increase in losses is attributable to a $0.4 million gain on the sale of marketable securities recorded in 2005 and a $0.2 million increase in corporate overhead allocations due to increased legal expenses.

Other.

Harbor Global’s other operations broke even for both the three months ended September 30, 2006 and 2005. For both the nine months ended September 30, 2006 and 2005, Harbor Global’s other operations reported net income of $0.2 million, representing interest income.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets held directly by Harbor Global consisting of cash and cash equivalents maintained for general corporate purposes were $4.6 million as of September 30, 2006. This amount represents an approximately $1.3 million decrease from the 2005 fiscal year end. The decrease in cash and cash equivalents, and marketable securities is attributable principally to the funding of operations including increased legal expenses and the settlement of year end accruals less the receipt of the approximately $2.2 million dividend received from PIOGLOBAL Real Estate Investment Fund. Management believes that the cash available for general corporate purposes, after considering future dividends from subsidiaries, is sufficient to fund operations over the next two years. It should be noted that so long as the Amalgamation Agreement is in force, the Company is prohibited from paying dividends on its common shares without Buyer’s or Newco’s written consent.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond management’s control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause the Company’s actual results to differ materially from those expressed or implied herein include, without limitation:

•	the ability to consummate the Amalgamation;

•	economic, political and regulatory stability in Russia;

•	increased competition in the Russian commercial real estate market;

•	increased competition in the Russian investment management market;

•	the loss of one or more key officers;

•	the effects of political or economic conditions in international markets; and

•	the effect of the announcement of the Amalgamation, and events that may develop with respect to or which may impact the Amalgamation, on our customer relationships, ability to retain key employees, operating results and business generally.

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

RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140 (SFAS 156). On March 17, 2006, the FASB issued SFAS 156, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (SFAS 140) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on its results of operations or financial condition at the time of adoption. SFAS No. 157, Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements when the FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect that the adoption of SFAS 157 will have on its results of operations or financial condition.

SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). On September 13, 2006, the SEC issued SAB 108 to provide guidance in the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements issued for fiscal years after November 15, 2006, with early adoption encouraged. The Company does not expect SAB 108 to have a material impact on its results of operations or financial condition at the time of adoption. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). In September 2006, the FASB issued SFAS 158 which reconsiders the guidance in FASB Statements No. 87, Employers’ Accounting for Pensions, No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 for public entities, and fiscal years ending after June 15, 2007 for nonpublic entities, with early adoption permitted. The Company plans to adopt SFAS 158 as of December 31, 2006. The management of the Company does not expect SFAS 158 to have a material impact on its results of operations or financial condition.

Emerging Issues Task Force (EITF) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). In September 2006, the FASB issued EITF 06-03 which clarifies that any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer may be presented on either a gross basis (included in revenues and expenses) or a net basis (exclude from revenues). For any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006 with early application permitted. The Company does not expect EITF 06-03 to have a material impact on its results of operations or financial condition at the time of adoption.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. In June 2006, the FASB issued FIN 48 which provides certain disclosures regarding income taxes in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early adoption permitted. The Company does not expect FIN 48 to have a material impact on its results of operations or financial condition at the time of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Harbor Global monitors its exposure to adverse changes in interest rates, foreign currency exchange rates and market fluctuations.

The Company’s interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in foreign government bonds and United States treasury bills. These short-term investments are reported either as cash and cash equivalents or marketable securities. The balance of cash and cash equivalents at September 30, 2006 and December 31, 2005 was approximately $4.5 million and $1.2 million, respectively, and the balance of marketable securities at September 30, 2006 and December 31, 2005 was approximately $0.0 million and $7.1 million, respectively. Earnings from excess cash invested were approximately $0.1 million for the nine months ended September 30, 2006. Based on excess cash invested at September 30, 2006, a one percent increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the Consolidated Statements of Operations.

Harbor Global is exposed to certain changes in foreign currency exchange rates, primarily as a result of its operations in Russia. The United States dollar (the Company’s reporting currency) has been designated as the Company’s functional currency. Translation gains and losses that result from remeasuring into the United States dollar are included in the Consolidated Statement of Operations. To mitigate against currency translation risk, the Company primarily contracts for most of its costs and revenues in United States dollars. This acts as a natural hedge to protect against currency fluctuations from the Company’s operations. For the three months ended September 30, 2006 the Company reported net currency exchange gains of approximately $171,000 compared to net currency exchange gains of approximately $228,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company reported net currency exchange gains of approximately $1,123,000 compared to net currency exchange losses of $225,000 for the nine months ended September 30, 2005.

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

The table below sets forth in the Company’s reporting currency a summary of the monetary assets and liabilities held in rubles at September 30, 2006 and December 31, 2005.

	(IN THOUSANDS)
	September 30, 2006	December 31, 2005
Monetary Assets
Cash and Cash Equivalents	$5,460	$11,825
Restricted Cash	16,494	13,145
Securities Held for Sale	46,342	33,935
Other	2,791	3,211

	$71,087	$62,116

Monetary Liabilities
Dividend Payable	$16,494	$13,145
Taxes Payable	292	76
Deferred Taxes	4,151	3,439
Other	860	571

	$21,797	$17,231

Net Position	$49,290	$44,885

The Company indirectly invests in equity instruments of privately-held companies through its approximately 52% interest in the PIOGLOBAL Investment Fund and its approximately 8% interest in the Prospect Poland Fund. Investments in privately held companies by the PIOGLOBAL Investment Fund are recorded at cost in long-term investments. With respect to the Company’s limited partnership interest in the Prospect Poland Fund, such interests are recorded under Polish Venture Capital Investment using the equity method of accounting. The Company is exposed to market risk as it relates to the market value of its indirect investments in privately held companies. The carrying value of the Company’s interest in the Prospect Poland Fund was written down by approximately $25,000 for both the nine months ended September 30, 2006 and 2005, reflecting the Company’s proportional share of operating expenses. Additionally, during the first nine months of 2006, the Company recorded a realized gain of approximately $19,000 and an unrealized gain of approximately $19,000 on its remaining investment.

The PIOGLOBAL Real Estate Investment Fund is also invested in equity instruments of public companies, which are classified as available-for-sale pursuant to SFAS No. 115. Those publicly traded equity investments that have evinced a sufficient breadth and scope of market activity are valued based on the quoted price for such securities according to the Russian Trading System and are recorded in long-term marketable securities. Investments that do not have a readily determinable fair value are recorded in long term investments at cost with adjustments for other than temporary impairment. These available-for-sale equity investments, primarily in oil and gas companies, energy companies and the telecommunications industry, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2006 and December 31, 2005, the fair value of equity investments contained in long-term marketable securities aggregated approximately $27.4 million and $17.1 million, respectively. PIOGLOBAL Real Estate Investment Fund recorded unrealized gains after deferred taxes and after minority interest of approximately $6.7 million and $5.5 million at September 30, 2006 and December 31, 2005, respectively, as a separate component of shareholder’s equity. Although the breadth of industries represented on the Russian Trading System is severely limited, the Company attempts to manage its exposure to stock market fluctuations and minimize the impact of stock market declines to the Company’s earnings and cash flow by increased diversification of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms and is accumulated and communicated to such officers to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any significant changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IF THE AMALGAMATION IS NOT COMPLETED, HARBOR GLOBAL AND ITS BUSINESS, OPERATING RESULTS AND SHARE PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

The Amalgamation Agreement provides for a two-step closing structure. The first or initial closing is subject to (i) approval by the Company’s shareholders, (ii) receipt of Russian antimonopoly regulatory approvals, (iii) the execution and delivery of the proposed amendment to the Company’s amended and restated

administration agreement with Calypso Management and (iv) other customary closing conditions. A special general meeting of Harbor Global’s shareholders has been scheduled to be held on November 13, 2006 for consideration and vote on the proposed Amalgamation. Following the initial closing, the Company’s applicable subsidiaries will affect a pledge of the shares of the Company’s indirect subsidiaries PIOGLOBAL Asset Management and PIOGLOBAL Real Estate Investment Fund that are owned by the Company’s indirect subsidiaries for the benefit of Newco. Upon receipt of evidence from the custodian holding the pledged shares that the pledged shares have been blocked in pledge for Newco’s benefit, the closing of the Amalgamation would occur, subject to the applicable conditions to the closing having been satisfied or waived. The closing is subject to (i) the initial closing having occurred, (ii) the completion in all material respects of certain actions in connection with the pledge and escrow actions required to be completed prior to the closing, including effecting the blocking in pledge with the custodian of the pledged shares and depositing of the Amalgamation consideration by Buyer with the escrow agent, (iii) the pledged shares being blocked in pledge with the custodian as of closing and (iv) other customary conditions, which are more limited in scope than the other customary conditions applicable to the initial closing. The Company expects the transaction to close in the fourth quarter of 2006.

There can be no assurance that the conditions to the Amalgamation will be satisfied or that the Amalgamation Agreement will be consummated. In addition, the Amalgamation Agreement contains certain termination rights for both Buyer and the Company, and further provides that, upon termination of the Amalgamation Agreement under specified circumstances, the Company may be required to pay Buyer a termination fee of $2,000,000.

Also, as a significant portion of our assets are located in the Russian Federation and certain parties involved in connection with the proposed Amalgamation transaction are located in the Russian Federation, there is a risk that certain disputes or actions may be brought in or before Russian courts or regulatory agencies, which may not honor or enforce the applicable agreements and related documents in accordance with their terms, and that the Company may not be able to enforce Buyer’s and its affiliates’ obligations in connection with the applicable agreements and related documents.

If the Amalgamation is not consummated, the Company and its business, operating results and share price may be materially adversely affected, including for, among other reasons, the following reasons:

•	the market price of the Company’s common shares could decline;

•	the Company could, under specified circumstances, be required to pay Buyer a termination fee of $2,000,000;

•	the Company would remain liable for the costs incurred by it related to the Amalgamation.

AN INCREASE IN COMPETITION IN THE RUSSIAN COMMERCIAL REAL ESTATE MARKET MAY ADVERSELY AFFECT HARBOR GLOBAL’S REVENUES AND THE VALUE OF HARBOR GLOBAL’S PRINCIPAL ASSET, THE MERIDIAN COMMERCIAL TOWER.

PIOGLOBAL Real Estate Investment Fund is Harbor Global’s principal asset. A significant portion of the assets of PIOGLOBAL Real Estate Investment Fund consists of its ownership of the Meridian Commercial Tower, an office building located in Moscow, Russia. During the third quarter of 2006, revenues from the PIOGLOBAL Real Estate Investment Fund comprised approximately 67% of Harbor Global’s total revenue. Furthermore, Meridian Commercial Tower lease revenues accounted for 95% of the revenues of PIOGLOBAL Real Estate Investment Fund and approximately 73% of the total revenue generated by Harbor Global’s Russian real estate management and investment management operations.

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

Mr. Kasnet and Mr. Hunter both entered into employment agreements with Calypso Management. On December 8, 2004, the term of Mr. Kasnet’s employment agreement was extended to coincide with the term of the amended and restated administration and liquidation agreement between the Company and Calypso Management, which is the earlier of (i) October 24, 2007, (ii) the date the Company is liquidated or (iii) the date of termination of the amended and restated administration and liquidation agreement, pursuant to Section 1 of the amendment to the amended and restated administration and liquidation agreement contemplated to be entered into between the Company and Calypso Management pursuant to the Amalgamation Agreement, subject to the Company and Calypso Management entering into such amendment. Mr. Hunter’s employment agreement provides that Mr. Hunter’s employment with Calypso Management is at will, subject to termination by either Calypso Management or Mr. Hunter upon 60 days prior written notice. If either Mr. Kasnet’s or Mr. Hunter’s employment with Calypso Management is terminated, the individual whose agreement is terminated will cease to be an officer of Harbor Global. Harbor Global has obtained key officer life insurance policies on the lives of Mr. Kasnet and Mr. Hunter with benefits payable to Harbor Global.

If the announcement of the Amalgamation or events that may develop or impact the Amalgamation negatively affect the Company’s ability to retain key employees, the Company and its business, operating results and share price may be materially adversely affected.

HARBOR GLOBAL WILL INDEMNIFY PIONEER FOR SOME LIABILITIES ACCRUING AFTER THE SPIN-OFF.

Under the Distribution Agreement, Harbor Global agreed to indemnify Pioneer for liabilities, other than tax liabilities, incurred by Pioneer relating to the businesses or operations of the Harbor Global assets. Currently, there are no suits pending that would require payment by Harbor Global to Pioneer under the indemnification provisions of the Distribution Agreement. However, Harbor Global cannot provide assurances that no legal proceeding or other claim will occur that would require Harbor Global to indemnify Pioneer. Furthermore, Harbor Global and its subsidiaries may be subject to legal proceedings or other claims arising in the ordinary course of business, including employment related claims, environmental claims and regulatory fees or fines associated with its international operations.

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

Harbor Global cannot provide assurances as to the prices at which Harbor Global common shares may trade or provide assurances that shareholders will be able to sell their Harbor Global common shares. Moreover, the announcement of the Amalgamation and events that may develop with respect to or which may impact the Amalgamation may impact the trading prices of the Harbor Global common shares.

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

ITEM 5. OTHER INFORMATION

On November 10, 2006, the Company entered into an Amendment No. 2 (the “Amendment No. 2”) to Amended and Restated Administration and Liquidation Agreement with Calypso Management LLC (“Calypso”). As previously reported by the Company, the Company previously entered into the Agreement and Plan of Amalgamation (the “Transaction Agreement”), dated as of August 18, 2006, with Isvias Trading Limited, a company incorporated under the laws of the Republic of Cyprus (“Buyer”), and Namredips Ltd., a Bermuda company and a wholly owned subsidiary of Buyer (“Newco”), and an Amalgamation Agreement (the “Amalgamation Agreement”), dated as of August 18, 2006, with Newco, pursuant to which agreements the Company will amalgamate with Newco, and as a result of the amalgamation, the Company and Newco will continue as one company incorporated under the laws of Bermuda as a wholly owned subsidiary of Buyer (the “Amalgamation”). In accordance with the Amended and Restated Administration and Liquidation Agreement, as amended prior to the Amendment No. 2 (the “Administration and Liquidation Agreement”), Calypso is generally entitled to receive consideration in connection with a business combination transaction involving the sale of the Company (including by means of an amalgamation). Accordingly, if the Amalgamation is effected, Calypso will be entitled to receive a cash payment of $5,380,783 (the “Calypso Payment”), which amount is determined pursuant to the compensation schedule included in the Administration and Liquidation Agreement. The Amendment No. 2 expressly reflects the amount of the Calypso Payment that would be payable to Calypso if the Amalgamation is effected, provides for certain procedures with respect to the payment of the Calypso Payment and addresses certain other matters.

Pursuant to the Administration and Liquidation Agreement, Calypso manages the Company’s liquidation and operates the Company’s assets pending their liquidation, and in consideration therefor, the Company compensates Calypso, and Calypso is entitled to compensation, in accordance with the terms of the Administration and Liquidation Agreement. Mr. Stephen G. Kasnet, the Company’s President and Chief Executive Officer, is the President and Chief Executive Officer of Calypso, and Donald H. Hunter, the Company’s Chief Operating Officer and Chief Financial Officer, is the Chief Operating Officer and Chief Financial Officer of Calypso.

On November 13, 2006, the Company held a special general meeting of shareholders at which its shareholders approved and adopted the Transaction Agreement, the Amalgamation Agreement and the Amalgamation.

The closing of the Amalgamation remains subject to the satisfaction or waiver of certain conditions. The Amalgamation Agreement provides for a two-step closing structure. The first closing (the “Initial Closing”) remains subject to (i) the receipt of Russian antimonopoly regulatory approvals and (ii) other customary closing conditions.

Following the Initial Closing, shares of certain of the Company’s majority-owned indirect Russian subsidiaries (Closed Joint-Stock Company “PIOGLOBAL Real Estate Investment Fund” and Closed Joint-Stock Company “PIOGLOBAL Asset Management”) indirectly owned by the Company (the “Pledged Shares”) will be held in a custodian account with ING Bank (Eurasia) ZAO (the “Custodian”) and pledged for the benefit of Newco. As a condition to effecting that pledge, Buyer would deposit with an escrow agent (Citibank, N.A.) cash in an amount sufficient to fund (the “Escrow Fund”) the consideration payable in connection with the Amalgamation to the holders of the Company’s common shares with respect to their Company common shares and the Calypso Payment. Upon receipt of evidence from the Custodian that the Pledged Shares have been blocked in pledge for Newco’s benefit, the closing of the Amalgamation (the “Closing”) would occur, subject to the applicable conditions to the Closing having been satisfied or waived. The purpose of the pledge is to enable Buyer to confirm prior to the Closing that the Pledged Shares continue to be owned by the applicable Company subsidiaries as of the Closing. The Closing is subject to (i) the Initial Closing having occurred, (ii) the completion in all material respects of certain actions in connection with the pledge and escrow actions referred to above, including effecting the blocking in pledge with the Custodian of the Pledged Shares and depositing the Escrow Fund with the escrow agent, (iii) the Pledged Shares being blocked in pledge with the Custodian as of Closing and (iv) other customary conditions, which are more limited in scope than the other customary conditions applicable to the Initial Closing. The pledge of the Pledged Shares would terminate and the Pledged Shares would be unblocked and released from pledge with the Custodian upon the occurrence of certain events, and in any event, by not later than approximately two weeks following the date of the Initial Closing. The Company continues to expect the Amalgamation to close in the fourth quarter of 2006.

ITEM 6. EXHIBITS

(a) Exhibits: The Exhibit Index immediately precedes the Exhibits filed herein and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2006

HARBOR GLOBAL COMPANY LTD.

/s/ Donald H. Hunter
Donald H. Hunter
Chief Operating Officer
Chief Financial Officer

(Duly authorized officer and principal financial and accounting officer)

EXHIBIT NUMBER	DESCRIPTION
3.1+	Memorandum of Association of Harbor Global Company Ltd.

3.2+	Bye-Laws of Harbor Global Company Ltd.

4.1*	Specimen Common Share Certificate

10.1**	Amendment #01/06 to the Master Lease Agreement of July 1, 1996 between OJSC “Real Estate Investment Fund PIOGLOBAL” and PREA, L.L.C.

10.2a1	Agreement and Plan of Amalgamation, dated as of August 18, 2006, by and among Harbor Global Company Ltd., Isvias Trading Limited and Namredips Ltd.

10.3[a]	Amalgamation Agreement, dated as of August 18, 2006, between Harbor Global Company Ltd. and Namredips Ltd.

10.4[a]	Guarantee Agreement, dated as of August 18, 2006, by and between Harbor Global Company Ltd. and CIT Finance Investment bank.

10.5[a]	Letter agreement dated August 18, 2006 between Harbor Global Company Ltd. and Calypso Management.

31.1**++	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**++	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**++	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**++	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.
a	Incorporated by reference to Harbor Global Company Ltd.’s Report on Form 8-K (file number 0-30889) filed on August 18, 2006.
*	Incorporated by reference to Harbor Global Company Ltd.’s Quarterly Report on Form 10-Q (file number 0-30889) filed on November 13, 2000.
+	Incorporated by reference to Harbor Global Company Ltd.’s Registration Statement on Form 10 (file number 0-30889) filed on June 26, 2000.
1	Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules and exhibits to the SEC upon request.
++	The certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harbor Global Company Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.